Form 10-Q
period 2010-09-26
Bravo Brio Restaurant Group, Inc.
filed 2010-11-17
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________
Commission File Number 001-34920
BRAVO BRIO RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1566328
(State or other jurisdiction	(I.R.S. Employer Identification No.)
incorporation or organization)

777 Goodale Boulevard, Suite 100
Columbus, Ohio	43212

(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (614) 326-7944
Former name, former address and former fiscal year, if changed since last report.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ NO ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐ NO ☑
As of November 16, 2010, the latest practicable date, 19,250,000 of the registrant’s common shares, no par value per share, were issued and outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 26, 2010 and DECEMBER 27, 2009
(Dollars in thousands, except par values)

	September 26,	December 27,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,688	$249
Accounts receivable	4,601	5,534
Tenant improvement allowance receivable	308	2,435
Inventories	2,038	2,203
Prepaid expenses and other current assets	3,769	2,049

Total current assets	14,404	12,470

PROPERTY AND EQUIPMENT — Net	145,373	144,880

OTHER ASSETS — Net	2,980	3,492

TOTAL	$162,757	$160,842

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
Trade and construction payables	$8,506	$12,675
Accrued expenses	24,110	21,658
Current portion of long-term debt	825	1,039
Deferred lease incentives	4,827	4,284
Deferred gift card revenue	5,065	8,970

Total current liabilities	43,333	48,626

DEFERRED LEASE INCENTIVES	54,754	53,451

LONG-TERM DEBT	110,759	116,992

OTHER LONG-TERM LIABILITIES	15,362	14,463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS):
Common stock: See Note 6	1	1
14% cumulative compounding preferred stock, $0.001 par value — authorized, 100,000 shares; issued and outstanding, 59,500 shares	1	1
Additional paid-in capital	110,972	110,972
Retained deficit	(172,425)	(183,664)

Total stockholders’ equity (deficiency in assets)	(61,451)	(72,690)

TOTAL	$162,757	$160,842

See condensed notes to Unaudited Consolidated Financial Statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2010 AND SEPTEMBER 27, 2009 (UNAUDITED)
(Dollars in thousands except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009

REVENUES	$83,704	$76,843	$254,700	$230,357

COSTS AND EXPENSES:
Cost of sales	21,735	20,084	66,124	60,849
Labor	28,404	26,470	86,504	80,203
Operating	13,465	12,247	40,025	37,512
Occupancy	5,672	4,042	16,982	14,477
General and administrative expenses	4,870	3,899	13,857	12,950
Restaurant preopening costs	207	783	1,892	2,843
Depreciation and amortization	4,272	3,988	12,607	11,877

Total costs and expenses	78,625	71,513	237,991	220,711

INCOME FROM OPERATIONS	5,079	5,330	16,709	9,646

NET INTEREST EXPENSE	1,779	1,591	5,322	5,284

INCOME BEFORE INCOME TAXES	3,300	3,739	11,387	4,362

INCOME TAX EXPENSE	44	162	148	282

NET INCOME	3,256	3,577	11,239	4,080

UNDECLARED PREFERRED DIVIDENDS	(3,522)	(3,090)	(9,701)	(8,510)

NET (LOSS) INCOME ATTRIBUTED TO COMMON SHAREHOLDERS	$(266)	$487	$1,538	$(4,430)

NET (LOSS) INCOME PER SHARE-BASIC AND DILUTED	$(0.04)	$0.07	$0.21	$(0.61)

WEIGHTED AVERAGE SHARES OUTSTANDING- BASIC AND DILUTED	7,234	7,234	7,234	7,234

See condensed notes to Unaudited Consolidated Financial Statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2010 (UNAUDITED)
(Dollars and shares in thousands)

							Stockholders’
					Additional		Equity
	Common Stock		Preferred Stock		Paid-In	Retained	(Deficiency
	Shares	Amount	Shares	Amount	Capital	Deficit	in Assets)

BALANCE — December 27, 2009	7,234	$1	60	$1	$110,972	$(183,664)	$(72,690)

Net income						11,239	11,239

BALANCE — September 26, 2010	7,234	$1	60	$1	$110,972	$(172,425)	$(61,451)

See condensed notes to Unaudited Consolidated Financial Statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2010 AND SEPTEMBER 27, 2009
(UNAUDITED)
(Dollars in thousands)

	Thirty-Nine Weeks Ended
	September 26,	September 27,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,239	$4,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,607	11,877
Loss on disposals of property and equipment	129	120
Amortization of deferred lease incentives	(3,462)	(3,890)
Interest incurred and capitalized but not yet paid	114	1,000
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	3,060	1,734
Inventories	165	122
Prepaid expenses and other current assets	(1,720)	261
Trade and construction payables	(3,519)	(2,089)
Deferred lease incentives	5,308	7,027
Deferred gift card revenue	(3,905)	(4,067)
Other accrued expenses	2,452	5,110
Other — net	837	261

Net cash provided by operating activities	23,305	21,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,308)	(20,193)
Proceeds from the sale of assets	4
Restricted cash		251

Net cash used in investing activities	(13,304)	(19,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	35,550	84,500
Payments on long-term debt	(42,112)	(86,547)

Net cash used in financing activities	(6,562)	(2,047)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,439	(443)

CASH AND CASH EQUIVALENTS — Beginning of year	249	682

CASH AND CASH EQUIVALENTS — End of period	$3,688	$239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest of $70 and $364 for the thirty-nine weeks ended September 26, 2010 and September 27, 2009, respectively	5,197	5,739
Income taxes paid (net)	152	237
Property additions financed by accounts payable	343	999
Accruals and deferrals related to initial public offering	408
See condensed notes to Unaudited Consolidated Financial Statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements
1. BASIS OF PRESENTATION
Description of Business — As of September 26, 2010, Bravo Brio Restaurant Group, Inc. (the “Company”) owned and operated 85 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio® Tuscan Grille,” and “Bon Vie.” Of the 85 restaurants the Company operates, there are 47 Bravo! Cucina Italiana® restaurants, 37 Brio® Tuscan Grille restaurants, and one Bon Vie restaurant, which is included as part of Brio, in operation in 28 states throughout the United States of America.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the thirteen and thirty-nine weeks ended September 26, 2010 are not necessarily indicative of the results that may be expected for the year ending December 26, 2010.
Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 27, 2009 filed as part of the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-167951), which was declared effective on October 20, 2010.
Recent Accounting Pronouncements — Accounting Standards Update (“ASU”) No. 2010-06 requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities will also be required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliations for the Level 3 measurements which is effective for fiscal years beginning after December, 15, 2010. The Company adopted this guidance and it had no material effect on the Company’s consolidated financial statements.
The Financial Accounting Standards Board (FASB) updated Accounting Standards Codification (ASC) Topic 810, Consolidation, with amendments to improve financial reporting by enterprises involved with variable interest entities (formerly FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). These amendments require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. The effective date for this guidance is the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted this guidance and it had no material effect on the Company’s consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)
2. NET INCOME (LOSS) PER SHARE
Basic earnings per share (EPS) data is based on weighted average common shares outstanding during the period. Diluted EPS data is based on weighted average common shares outstanding, including the effect of all potential dilutive common shares. At September 26, 2010 and September 27, 2009, all of the stock options were not exercisable and therefore were not included as part of the diluted EPS calculation.
(all information except per share data in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009

Net income (loss) attributed to common shareholders	$(266)	$487	$1,538	$(4,430)

Total Basic Common Shares Outstanding	7,234	7,234	7,234	7,234
Dilutive Shares

Total Diluted Shares	7,234	7,234	7,234	7,234

Basic net income (loss) per common share	$(0.04)	$0.07	$0.21	$(0.61)

Diluted net income (loss) per common share	$(0.04)	$0.07	$0.21	$(0.61)

3. LONG-TERM DEBT
Long-term debt at September 26, 2010 and December 27, 2009, consisted of the following (in thousands):

	September 26,	December, 27
	2010	2009
Term loan	$79,200	$79,818
Note agreement	32,384	32,270
Revolving credit facility		5,550
Mortgage notes with payments of principal and interest due through July 2012		393

Total	111,584	118,031

Less current maturities	(825)	(1,039)

Long-term debt	$110,759	$116,992

As part of the recapitalization of the Company in 2006, the Company entered into a $112.5-million Credit Agreement (the “Credit Agreement”) comprised of a $82.5-million Term Loan (the “Term Loan”) and a $30-million Revolving Credit Facility (the “Revolver”).

The interest rate on the Term Loan and Revolver is based on the prime rate, plus a margin of up to 2% or the London Interbank Offered Rate (LIBOR), plus a margin up to 3%, with margins determined by certain financial ratios. The weighted average interest rate on the borrowings under the Term Loan and the Revolver at September 26, 2010 and December 27, 2009, was 3.35% and 3.47% respectively. In addition, the Company must pay an annual commitment fee of 0.5% on the unused portion of the Revolver. Borrowings under the Credit Agreement are collateralized by a first priority security interest in all of the assets of the Company, except property collateralized by mortgage notes and mature based upon the nature of the borrowing in either 2011 or 2012.
Pursuant to the terms of the Revolver, the Company is subject to certain financial and nonfinancial covenants, including a consolidated total leverage ratio, a consolidated senior leverage ratio, consolidated fixed-charge coverage ratio, and consolidated capital expenditures limitations. The Company was in compliance with each of these covenants as of September 26, 2010.
The Revolver also provides for bank guarantee under standby letter of credit arrangements in the normal course of business operations. The Company’s commercial bank issues standby letters of credit to secure its obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of September 26, 2010, the maximum exposure under these standby letters of credit was $4.0 million. At September 26, 2010, the Company had $26.0 million available under the Revolver and had no outstanding borrowings.
In addition to the Credit Agreement, the Company entered into a $27.5 million Note Purchase Agreement (the “Note Agreement”) as part of the 2006 recapitalization. Under the Note Agreement, interest is payable monthly at an annual interest rate of 13.25%. The Company may elect monthly during the first year of the Note Agreement to accrue interest at the rate of 14.25% per annum with no payments. Commencing in the second year of the Note Agreement through the maturity date, the Company may elect to accrue interest at 13.25% and pay interest equal to 9% monthly. Interest accrued, but unpaid during the term of the Note Agreement is capitalized into the principal balance. The Note Agreement is collateralized by a second priority interest in all assets of the Company except real property and matures on December 29, 2012. From November 2006 through January 2010, the Company elected to capitalize accrued, but unpaid interest in accordance with the terms of the Note Agreement.
The fair value of the Company’s variable long-term debt is determined using quoted market prices for the same or similar issues or based on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the long-term debt under the revolving credit facility and variable rate notes and loan agreements approximated their fair values at September 26, 2010 and December 27, 2009. The fair value of the Company’s fixed long-term debt is estimated based on quoted market values offered for the same or similar agreements for which the lowest level of observable input significant to the established fair value measurement hierarchy is Level 2. The estimated fair value of the fixed long-term debt was $31.6 million at September 26, 2010.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)
4. STOCK OPTION PLAN
Stock option activity for the thirty-nine weeks ended September 26, 2010 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 27, 2009	1,776,727	$1.44

Exercised
Granted
Forfeited	(8,973)	$1.45

Outstanding at September 26, 2010	1,767,754	$1.44

Exercisable at September 26, 2010	—	—

At September 26, 2010, the weighted-average remaining contractual term of options outstanding was 6 years and no options were exercisable.
The total weighted-average fair value of options granted was $0.53 per share, as estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions: weighted-average risk-free interest rate of 4.49%, no expected dividend yield, weighted-average volatility of 32.2%, based upon competitors within the industry, and an expected option life of five years.
A summary of the status of, and changes to, unvested options during the thirty-nine weeks ended September 26, 2010, is as follows:

	Number of	Average Grant
	Shares	Date Fair Value

Unvested — December 27, 2009	705,674	$0.53

Granted

Vested	(427,802)	0.53

Forfeited	(8,973)	0.55

Unvested — September 26, 2010	268,899	$0.53

Vested options of 1,498,855 were not exercisable, at September 26, 2010, as the specified performance conditions had not been met. These options become exercisable upon a Public Offering or Approved Sale, as those terms are defined in the 2006 Option Plan (the “2006 Plan”), and the achievement of certain performance milestones based on internal rates of return and multiples of net proceeds for our private equity sponsors. As a Public Offering or Approved Sale had not been completed, at September 26, 2010, it was deemed not probable at that time that the options would become exercisable. As of September 26, 2010, there was approximately $0.9 million of total unrecognized compensation cost related to vested and nonvested options granted under the Plan. The cost will be recognized upon the satisfaction of certain performance conditions as specified within the option agreements.

5. COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims, possible legal actions, and other matters arising out of the normal course of business. While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying consolidated financial statements and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
6. SUBSEQUENT EVENTS
On October 26, 2010, the Company completed the initial public offering (“IPO”) of its common shares. The Company issued 5,000,000 shares in the offering, and existing shareholders sold an additional 6,500,000 previously outstanding shares, including 1,500,000 shares sold to cover over-allotments. The Company received net proceeds from the offering of approximately $62.4 million (after the payment of offering expenses payable by the Company) that have been used, together with borrowings under the Company’s new senior credit facilities, to repay all of the Company’s loans outstanding under the Term Loan and the Revolver and repay all notes outstanding under the Note Agreement, in each case including any accrued and unpaid interest.
Pursuant to an exchange agreement among the Company and each of its shareholders, the Company completed an exchange (the “Exchange”) of each share of the Company’s common stock outstanding prior to the completion of the IPO on October 26, 2010 for approximately 6.9 new common shares of the Company. All issued and outstanding common stock and per share amounts, as well as options to purchase shares under the 2006 Plan, contained in the financial statements have been retroactively adjusted to reflect this Exchange. After completion of the Exchange, the Company had 7,234,370 common shares and 1,767,754 options to purchase common shares outstanding as a result of the exchange of all the Company’s outstanding stock. As part of the IPO transaction, the Company increased its authorized shares from 3,000,000 shares of common stock, $0.001 par value per share, up to 100,000,000 common shares, no par value per share.
In addition, pursuant to the exchange agreement, each share of the Company’s preferred stock outstanding prior to the completion of the IPO on October 26, 2010, together with all accrued and undeclared dividends thereon, was exchanged for approximately 117.9 new common shares of the Company. As of the date of the Exchange, the total liquidation preference for the preferred stock, including accrued and undeclared dividends thereon, amounted to $105.2 million. After completion of the Exchange, the Company had 7,015,630 common shares, no par value per share, outstanding as a result of the exchange of all the Company’s outstanding preferred stock. As part of the IPO transaction, the Company has authorized the issuance of 5,000,000 preferred shares, no par value per share. The exchange of the preferred stock will be shown on a prospective basis.
At October 26, 2010, the closing date of the IPO, the Company had a total of 19,250,000 common shares issued and outstanding and no preferred shares issued and outstanding.
Upon consummation of the Company’s IPO and after giving effect to an adjustment by the board of directors in its discretion to give the exchange, options to purchase 1,767,754 common shares at a weighted average exercise price of $1.44 per share under the 2006 Plan became fully vested. These options were further adjusted by the board of directors to reflect the achievement of certain performance targets and, as a result, only 1,414,203 options became exercisable. The remaining non-exercisable options were forfeited.

On October 6, 2010, the board of directors approved the Stock Incentive Plan. The Stock Incentive Plan became effective upon the completion of the IPO on October 26, 2010. Pursuant to this plan, 1.9 million common shares of the Company have been reserved for award under the Stock Incentive Plan. In connection with the adoption of the Stock Incentive Plan, the board of directors terminated the 2006 Plan effective October 26, 2010, and no further awards will be granted under the 2006 Plan. However, the termination of the 2006 Plan will not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan will continue to govern outstanding awards granted under the 2006 Plan. On October 26, 2010, the Company granted 451,800 shares of restricted stock to its employees. These shares will vest over a four year period.
On October 26, 2010, the Company, in connection with its IPO, entered into a credit agreement with Wells Fargo Bank, National Association, Bank of America, N.A. and a syndicate of financial institutions and other entities with respect to new senior credit facilities. The new senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which the Company may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, the Company is also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the new senior credit facilities bear interest at the Company’s option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.75% to 3.25%. In addition to paying any outstanding principal amount under the Company’s new senior credit facilities, the Company is required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this discussion together with our unaudited consolidated financial statements and accompanying notes. Unless indicated otherwise, any reference in this report to the “Company,” “we,” “us,” and “our” refer to Bravo Brio Restaurant Group, Inc. together with its subsidiaries.
This discussion contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under the heading “Risk Factors” in our Registration Statement on Form S-1 originally filed July 2, 2010, as amended (Registration No. 333-167951).
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Registration Statement on Form S-1 originally filed July 2, 2010, as amended (Registration No. 333-167951) which was declared effective on October 20, 2010 and the unaudited consolidated financial statements and the related notes thereto included in Item 1 hereto.
Overview
We are a leading owner and operator of two distinct Italian restaurant brands, BRAVO! Cucina Italiana (“BRAVO!”) and BRIO Tuscan Grille (“BRIO”), which includes our one Bon Vie restaurant. We have positioned our brands as multifaceted culinary destinations that deliver the ambiance, design elements and food quality reminiscent of fine dining restaurants at a value typically offered by casual dining establishments, a combination known as the upscale affordable dining segment. Each of our brands provides its guests with a fine dining experience and value by serving affordable cuisine prepared using fresh flavorful ingredients and authentic Italian cooking methods, combined with attentive service in an attractive, lively atmosphere. We strive to be the best Italian restaurant company in America and are focused on providing our guests an excellent dining experience through consistency of execution.
Our business is highly sensitive to changes in guest traffic. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust to this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to lower commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have implemented limited incremental discounting as we have opted to focus on improving our menu items as opposed to discounting them. While we knew that limited incremental discounting might impact our guest counts and sales, we directed our efforts to improve our operating margins. Additionally, we have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages. These efforts have resulted in a favorable sales mix and an increase in average guest check.

Results of Operations
Thirteen Weeks Ended September 26, 2010 Compared to the Thirteen Weeks Ended September 27, 2009
Results from the thirteen weeks ended September 26, 2010 and September 27, 2009
Our consolidated operating results were as follows (dollars in thousands):

	Thirteen Weeks Ended
	September 26,	% of	September 27,	% of
	2010	Revenues	2009	Revenues	Change	% Change

REVENUES	$83,704	100%	$76,843	100%	$6,861	8.9%

COSTS AND EXPENSES:
Cost of sales	21,735	26.0%	20,084	26.1%	1,651	8.2%
Labor	28,404	33.9%	26,470	34.4%	1,934	7.3%
Operating	13,465	16.1%	12,247	15.9%	1,218	9.9%
Occupancy	5,672	6.8%	4,042	5.3%	1,630	40.3%
General and administrative expenses	4,870	5.8%	3,899	5.1%	971	24.9%
Restaurant preopening costs	207	0.2%	783	1.0%	(576)	(73.6)%
Depreciation and amortization	4,272	5.1%	3,988	5.2%	284	7.1%

Total costs and expenses	78,625	93.9%	71,513	93.1%	7,112	9.9%

INCOME FROM OPERATIONS	5,079	6.1%	5,330	6.9%	(251)	(4.7)%
NET INTEREST EXPENSE	1,779	2.1%	1,591	2.1%	188	11.8%

INCOME BEFORE INCOME TAXES	3,300	3.9%	3,739	4.9%	(439)	(11.7)%
INCOME TAX EXPENSE	44	0.1%	162	0.2%	(118)	(72.8)%

NET INCOME	$3,256	3.9%	$3,577	4.7%	$(321)	(9.0)%

Revenues. Revenues increased $6.9 million, or 8.9%, to $83.7 million for the thirteen weeks ended September 26, 2010, as compared to $76.8 million for the thirteen weeks ended September 27, 2009. The increase of $6.9 million was primarily due to an additional 79 operating weeks provided by four new restaurants opened in 2010 and three new restaurants opened at the end of 2009. Also contributing to this increase was an increase in comparable sales of $0.8 million, or 1.1%, which was driven by an increase of $2.2 million resulting from favorable sales mix and menu price increases and partially offset by a 2.0% decline in guest count, which decreased comparable revenues by $1.4 million. We consider a restaurant to be part of the comparable sales base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues increased $1.4 million, or 3.9%, to $38.7 million for the thirteen weeks ended September 26, 2010 as compared to $37.3 million for the thirteen weeks ended September 27, 2009. Comparable revenues for the BRAVO! brand restaurants decreased 1.2%, or $0.4 million, for the thirteen weeks ended September 26, 2010. Revenues for BRAVO! brand restaurants not included in the comparable base increased $1.8 million to $3.4 million for the thirteen weeks ended September 26, 2010. At September 26, 2010, there were 43 BRAVO! restaurants included in the comparable sales base and four BRAVO! restaurants not included in the comparable sales base.
For our BRIO brand, restaurant revenues increased $5.4 million, or 13.7%, to $45.0 million for the thirteen weeks ended September 26, 2010 as compared to $39.6 million for the thirteen weeks ended September 27, 2009. Comparable revenues for the BRIO brand restaurants increased 3.4%, or $1.2 million, for the thirteen weeks ended September 26, 2010. Revenues for BRIO brand restaurants not included in the comparable base increased $4.2 million to $7.8 million for the thirteen weeks ended September 26, 2010. At September 26, 2010, there were 31 BRIO restaurants included in the comparable sales base and seven BRIO restaurants not included in the comparable sales base.

Cost of Sales. Cost of sales increased $1.6 million, or 8.2%, to $21.7 million for the thirteen weeks ended September 26, 2010, as compared to $20.1 million for the thirteen weeks ended September 27, 2009. As a percentage of revenues, cost of sales declined to 26.0% for the thirteen weeks ended September 26, 2010, from 26.1% for the thirteen weeks ended September 27, 2009. The improvement in cost of sales, as a percentage of revenue, was primarily a result of lower commodity costs for our meat and poultry. As a percentage of revenue, food costs decreased 0.3%; however, food costs increased in terms of total dollars by $1.2 million. Beverage costs increased as a percentage of revenue by 0.1% and increased in total dollars by $0.4 million.
Labor Costs. Labor costs increased $1.9 million, or 7.3%, to $28.4 million for the thirteen weeks ended September 26, 2010, as compared to $26.5 million for the thirteen weeks ended September 27, 2009. This increase was a result of increased hourly wages of $1.6 million and management salaries of $0.5 million relating to new restaurants. This was partially offset by a decrease in average management headcount on a per unit basis. As a percentage of revenues, labor costs decreased to 33.9% for the thirteen weeks ended September 26, 2010, from 34.4% for the thirteen weeks ended September 27, 2009. The decrease as a percentage of sales is a result of positive leverage from comparable restaurant sales as well as the decrease in average management headcount on a per unit basis.
Operating Costs. Operating costs increased $1.3 million, or 9.9%, to $13.5 million for the thirteen weeks ended September 26, 2010, as compared to $12.2 million for the thirteen weeks ended September 27, 2009. As a percentage of revenues, operating costs increased to 16.1% for the thirteen weeks ended September 26, 2010, compared to 15.9% for the thirteen weeks ended September 27, 2009. These increases were primarily related to additional restaurant supplies and utilities expenses incurred during the thirteen week period as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs increased $1.7 million, or 40.3%, to $5.7 million for the thirteen weeks ended September 26, 2010, as compared to $4.0 million for the thirteen weeks ended September 27, 2009. As a percentage of revenues, occupancy costs increased to 6.8% for the thirteen weeks ended September 26, 2010, from 5.3% for the thirteen weeks ended September 27, 2009. The increase was primarily due to the recognition of deferred lease incentives of $1.2 million in 2009 associated with the assignment of a lease related to the sale of a restaurant.
General and Administrative. General and administrative expenses increased by $1.0 million, or 24.9%, to $4.9 million for the thirteen weeks ended September 26, 2010, as compared to $3.9 million for the thirteen weeks ended September 27, 2009. As a percentage of revenues, general and administrative expenses increased to 5.8% for the thirteen weeks ended September 26, 2010, from 5.1% for the thirteen weeks ended September 27, 2009. The change was primarily attributable to increases in employee benefits and one-time legal and professional costs, incurred during the thirteen week period as well as a one-time benefit of $0.3 million related to a gain on sale during 2009.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $0.6 million, or 73.6%, to $0.2 million for the thirteen weeks ended September 26, 2010, as compared to $0.8 million for the thirteen weeks ended September 27, 2009. This decrease was driven by no restaurant openings and one restaurant under construction during the thirteen weeks ended September 26, 2010 as compared to one restaurant opening and two restaurants under construction in the thirteen weeks ended September 27, 2009.
Depreciation and Amortization. As a percentage of revenues, depreciation and amortization expenses decreased to 5.1% for the thirteen weeks ended September 26, 2010 from 5.2% for the thirteen weeks ended September 27, 2009. The change was primarily the result of positive leverage from comparable restaurant sales.
Net Interest Expense. Net interest expense increased $0.2 million to $1.8 million for the thirteen weeks ended September 26, 2010 as compared to $1.6 million for the thirteen weeks ended September 27, 2009. This increase was due to a slight increase in the weighted average interest rate for the thirteen weeks ended September 26, 2010 as compared to the weighted average interest rate for the thirteen weeks ended September 27, 2009.
Income Taxes. Income tax expense decreased $0.1 million in the thirteen weeks ended September 26, 2010 to $0.0 million from $0.1 million in the thirteen weeks ended September 27, 2009. The decrease was due mainly to a modest decrease in current taxable income at the state and local levels in the thirteen weeks ended September 26, 2010 as compared to the thirteen weeks ended September 27, 2009. No Federal income tax expense was recorded as a full valuation allowance was provided to offset deferred tax assets, including those arising from net operating losses and other business credit carry forwards.

Thirty-Nine Weeks ended September 26, 2010 Compared to the Thirty-Nine Weeks ended September 27, 2009
Results from the thirty-nine weeks ended September 26, 2010 and September 27, 2009
Our consolidated operating results were as follows (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 26,	% of	September 27,	% of
	2010	Revenues	2009	Revenues	Change	% Change

REVENUES	$254,700	100%	$230,357	100%	$24,343	10.6%

COSTS AND EXPENSES:
Cost of sales	66,124	26.0%	60,849	26.4%	5,275	8.7%
Labor	86,504	34.0%	80,203	34.8%	6,301	7.9%
Operating	40,025	15.7%	37,512	16.3%	2,513	6.7%
Occupancy	16,982	6.7%	14,477	6.3%	2,505	17.3%
General and administrative expenses	13,857	5.4%	12,950	5.6%	907	7.0%
Restaurant preopening costs	1,892	0.7%	2,843	1.2%	(951)	(33.5)%
Depreciation and amortization	12,607	4.9%	11,877	5.2%	730	6.1%

Total costs and expenses	237,991	93.4%	220,711	95.8%	17,280	7.8%

INCOME FROM OPERATIONS	16,709	6.6%	9,646	4.2%	7,063	73.2%
NET INTEREST EXPENSE	5,322	2.1%	5,284	2.3%	38	0.7%

INCOME BEFORE INCOME TAXES	11,387	4.5%	4,362	1.9%	7,025	161.0%
INCOME TAX EXPENSE	148	0.1%	282	0.1%	(134)	(47.5)%

NET INCOME	$11,239	4.4%	$4,080	1.8%	$7,159	175.5%

Revenues. Revenues increased $24.3 million, or 10.6%, to $254.7 million for the thirty-nine weeks ended September 26, 2010, as compared to $230.4 million for the thirty-nine weeks ended September 27, 2009. The increase of $24.3 million was primarily due to an additional 236 operating weeks provided by four new restaurants opened in 2010 and seven new restaurants opened throughout 2009. Also contributing to this increase was an increase in comparable sales of $2.9 million or 1.4%, which was driven by an increase of $6.4 million resulting from favorable sales mix and menu price increases and partially offset by a 1.6% decline in guest count, which decreased revenues by $3.5 million. We consider a restaurant to be part of the comparable sales base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues increased $4.9 million, or 4.3%, to $117.2 million for the thirty-nine weeks ended September 26, 2010 as compared to $112.3 million for the thirty-nine weeks ended September 27, 2009. Comparable revenues for the BRAVO! brand restaurants were unchanged on a percentage basis and totaled $103.4 million for the thirty-nine weeks ended September 26, 2010. Revenues for restaurants not included in the BRAVO! comparable base increased $4.9 million to $13.8 million for the thirty-nine weeks ended September 26, 2010. At September 26, 2010, there were 43 BRAVO! restaurants included in the comparable sales base and four BRAVO! restaurants not included in the comparable sales base.
For our BRIO brand, restaurant revenues increased $19.5 million, or 16.4%, to $137.6 million for the thirty-nine weeks ended September 26, 2010 as compared to $118.1 million for the thirty-nine weeks ended September 27, 2009. Comparable revenues for the BRIO brand restaurants increased 2.7%, or $3.0 million, to $111.7 million for the thirty-nine weeks ended September 26, 2010. Revenues for restaurants not included in the BRIO comparable base increased $16.5 million to $25.9 million for the thirty-nine weeks ended September 26, 2010. At September 26, 2010, there were 31 BRIO restaurants included in the comparable sales base and seven BRIO restaurants not included in the comparable sales base.

Cost of Sales. Cost of sales increased $5.3 million, or 8.7%, to $66.1 million for the thirty-nine weeks ended September 26, 2010, as compared to $60.8 million for the thirty-nine weeks ended September 27, 2009. As a percentage of revenues, cost of sales declined to 26.0% in the first thirty-nine weeks of 2010, from 26.4% in the same period in 2009. The improvement in gross margin, as a percentage of revenue, was primarily a result of lower commodity costs for our meat and poultry. As a percentage of revenue, food costs decreased 0.4%; however, food costs increased in terms of total dollars by $4.1 million. Beverage costs remained flat as a percentage of revenue but increased in total dollars by $1.2 million.
Labor Costs. Labor costs increased $6.3 million, or 7.9%, to $86.5 million for the thirty-nine weeks ended September 26, 2010, as compared to $80.2 million for the thirty-nine weeks ended September 27, 2009. The primary driver of this increase was a $5.4 million increase in the wages for our workforce related to our new restaurant openings. As a percentage of revenues, labor costs decreased to 34.0% in the first thirty-nine weeks of 2010, from 34.8% in the same period in 2009, primarily as a result of lower management salaries due to a decrease in average management headcount per unit as well as the impact of positive comparable restaurant sales in 2010 as compared to 2009.
Operating Costs. Operating costs increased $2.5 million, or 6.7%, to $40.0 million for the thirty-nine weeks ended September 26, 2010, as compared to $37.5 million for the thirty-nine weeks ended September 27, 2009. As a percentage of revenues, operating costs decreased to 15.7% in the first thirty-nine weeks of 2010, compared to 16.3% in the same period in 2009. The decrease was primarily due to lower restaurant supplies, professional services and utilities expenses incurred as a percentage of revenue.
Occupancy Costs. Occupancy costs increased $2.5 million, or 17.3%, to $17.0 million for the thirty-nine weeks ended September 26, 2010, as compared to $14.5 million for the thirty-nine weeks ended September 27, 2009. As a percentage of revenues, occupancy costs increased to 6.7% in the first thirty-nine weeks of 2010, from 6.3% in the same period in 2009. The increase was due to the recognition of deferred lease incentives of $1.2 million in 2009 associated with the assignment of a lease related to the sale of a restaurant, which was partially offset by increased leverage from positive comparable restaurant sales.
General and Administrative. General and administrative expenses increased by $0.9 million, or 7.0%, to $13.8 million for the thirty-nine weeks ended September 26, 2010, as compared to $12.9 million for the thirty-nine weeks ended September 27, 2009. As a percentage of revenues, general and administrative expenses decreased to 5.4% for the thirty-nine weeks ended September 26, 2010, as compared to 5.6% for the same period in 2009. This change was primarily attributable to a decrease in professional fees and travel costs.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $0.9 million, or 33.5%, to $1.9 million for the thirty-nine weeks ended September 26, 2010, as compared to $2.8 million for the thirty-nine weeks ended September 27, 2009. This decrease was caused by four restaurant openings and one restaurant under construction during the thirty-nine weeks ended September 26, 2010 as compared to five restaurant openings and two others under construction in the thirty-nine weeks ended September 27, 2009.
Depreciation and Amortization. As a percentage of revenues, depreciation and amortization expenses decreased to 4.9% for the thirty-nine weeks ended September 26, 2010 from 5.2% for the thirty-nine weeks ended September 27, 2009. The change was primarily the result of leverage from positive comparable restaurant sales as well as the impact resulting from restaurants impaired at the end of 2009.
Net Interest Expense. Net interest expense was consistent at $5.3 million for the thirty-nine weeks ended September 26, 2010, and the thirty-nine weeks ended September 27, 2009.
Income Taxes. Income tax expense was $0.1 and $0.3 million, respectively, for the first thirty-nine weeks of 2010 and 2009. This represents expense related to taxable income at the state and local levels. No Federal income tax expense was recorded as a full valuation allowance was provided to offset deferred tax assets, including those arising from net operating losses and other business credit carry forwards.

Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our existing senior credit facilities. As of September 26, 2010, we had approximately $3.7 million in cash and cash equivalents and approximately $26.0 million of availability under our existing senior credit facilities (after giving effect to $4.0 million of outstanding letters of credit at September 26, 2010). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our new senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.
Consistent with many other restaurant and retail chain store operations, we use operating lease arrangements for the majority of our restaurant locations. We believe that these operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. Currently, operating lease obligations are not reflected as indebtedness on our consolidated balance sheet. The use of operating lease arrangements will impact our capacity to borrow money under our new senior credit facilities. However, restaurant real estate operating leases are expressly excluded from the restrictions under our new senior credit facilities related to the incurrence of funded indebtedness.
Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in our Registration Statement on Form S-1 originally filed July 2, 2010, as amended (Registration No. 333-167951) under the heading “Risk Factors.”
The following table presents a summary of our cash flows for the thirty-nine weeks ended September 26, 2010 and September 27, 2009 (in thousands):

	Thirty-Nine Weeks Ended,
	September 26	September 27
	2010	2009
Net cash provided by operating activities	$23,305	$21,546
Net cash used in investing activities	(13,304)	(19,942)
Net cash used in financing activities	(6,562)	(2,047)

Net increase (decrease) in cash and equivalents	3,439	(443)
Cash and cash equivalents at beginning of year	249	682

Cash and cash equivalents at end of period	$3,688	$239

Operating Activities. Net cash provided by operating activities was $23.3 million for the thirty-nine weeks ended September 26, 2010, compared to $21.5 million for the thirty-nine weeks ended September 27, 2009. The increase in net cash provided by operating activities in the first thirty-nine weeks of 2010 was primarily due to an increase in our net income of $7.2 million from the same period in the prior year. Additionally, the increase in long-term deferred lease incentives in the first thirty-nine weeks of 2010 was $1.5 million less than the increase in the same period in 2009. These were partially offset by an increase of working capital of $6.7 million for the first thirty-nine weeks of 2010 above the level of working capital in the same period in the 2009.
Investing Activities. Net cash used in investing activities was $13.3 million for the thirty-nine weeks ended September 26, 2010, compared to $19.9 million for the thirty-nine weeks ended September 27, 2009. We used cash primarily to purchase property and equipment related to our restaurant expansion plans. The decrease in spending is related to the timing of restaurant openings, the timing of spending related to our new restaurants as well as the number of restaurants that were open during 2009 versus 2010. During the first thirty-nine weeks of 2010, we opened four restaurants and had one additional restaurant under construction, while in the first thirty-nine weeks of 2009 we opened five restaurants and had an additional two restaurants under construction. As part of the 2010 openings, a large portion of the capital spending occurred in the fourth quarter of 2009, which also accounts for the decrease between the first thirty-nine weeks in 2010 as compared to 2009.
Financing Activities. Net cash used by financing activities was $6.6 million for the thirty-nine weeks ended September 26, 2010, compared to $2.0 million for the thirty-nine weeks ended September 27, 2009. Net cash used in financing activities in 2010 and 2009 was primarily used to pay down the Company’s line of credit as well other debt payments in excess of borrowings.
As of September 26, 2010, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Capital Resources
Future Capital Requirements. Our capital requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurants. Our real estate development program is dependent upon many factors, including economic conditions, real estate markets, site locations and nature of lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance and capacity additions in our existing restaurants as well as information technology and other general corporate capital expenditures.
We anticipate that each new BRAVO! restaurant will, on average, require a total cash investment of $1.5 million to $2.0 million (net of estimated lease incentives). We expect that each new BRIO restaurant will require an estimated cash investment of $2.0 million to $2.5 million (net of estimated lease incentives). We expect to spend approximately $0.4 to $0.5 million per restaurant for cash pre-opening costs. The projected cash investment per restaurant is based on historical averages.
We currently estimate capital expenditures, net of lease incentives, for the remainder of 2010 to be in the range of approximately $5.0 to $5.5 million, primarily related to the opening of one additional restaurant in 2010, the construction of two restaurants to be opened in 2011 as well as normal maintenance related capital expenditures. In conjunction with these restaurant openings, the Company anticipates spending approximately $0.5 to $0.6 million in preopening costs in the fourth quarter. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our new senior credit facilities and expected landlord construction contributions will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2010.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had net working capital of $(28.9) million at September 26, 2010, compared to net working capital of $(36.2) million at December 27, 2009.
In connection with our 2006 recapitalization, we entered into our former $112.5 million senior credit facilities with a syndicate of lenders. The former senior credit facilities provided for (i) an $82.5 million term loan facility and (ii) a revolving credit facility under which we could borrow up to $30.0 million (including a sublimit cap of up to $7.0 million for letters of credit and up to $5.0 million for swing-line loans). Borrowings under the term loan facility and the revolving credit facility bore interest at a rate per annum based on the prime rate, plus a margin of up to 2%, or the London Interbank Offered Rate (LIBOR), plus a margin up to 3%, with margins determined by certain financial ratios. In addition to the interest on our borrowings, we paid an annual commitment fee of 0.5% on the unused portion of our former revolving credit facility. The weighted-average interest rate on the borrowings at September 26, 2010 and December 27, 2009 was 3.35% and 3.47%, respectively. As of September 26, 2010, approximately $79.2 million principal amount of loans were outstanding under our former senior credit facilities.
Our former senior credit facilities required us to maintain certain financial ratios, including a consolidated total leverage ratio, a consolidated senior leverage ratio, consolidated fixed-charge coverage ratio and consolidated capital expenditures limitations (each as defined under our former senior credit facilities). We maintained compliance with our financial covenants for each reporting period since we entered into our former senior credit facilities.

In connection with our 2006 recapitalization, we also issued $27.5 million of our 13.25% senior subordinated secured notes. Interest was payable monthly at an annual interest rate of 13.25%, with the principal originally due on December 29, 2012. Pursuant to the note purchase agreement, we were entitled to elect monthly during the first year to accrue interest at the rate of 14.25% per annum with no payments. Commencing in the second year of the note purchase agreement through the maturity date, we have the option to accrue interest at an annual rate of 13.25%, consisting of cash interest equal to 9% and paid-in-kind interest of 4.25%. Interest accrued but unpaid during the term of the notes was capitalized into the principal balance. As of September 26, 2010, approximately $32.4 million aggregate principal amount of our 13.25% senior subordinated secured notes were outstanding.
On October 26, 2010, we completed the initial public offering of our common shares. The Company issued 5,000,000 shares in the offering, and existing shareholders sold an additional 6,500,000 previously outstanding shares, including 1,500,000 shares sold to cover over-allotments. We received net proceeds from the offering of approximately $62.4 million (after the payment of offering expenses payable by us) that were used, together with borrowings under our new senior credit facilities (as described below), to repay all of our loans outstanding under our former senior credit facilities and repay all 13.25% senior subordinated secured notes outstanding, in each case including any accrued and unpaid interest.
On October 26, 2010, we, in connection with the initial public offering, entered into a credit agreement with Wells Fargo Bank, National Association, Bank of America, N.A. and a syndicate of financial institutions and other entities with respect to new senior credit facilities. The new senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the new senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. In addition to paying any outstanding principal amount under our new senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 26, 2010, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual amounts may differ from those estimates.
Estimated Fair Value of Financial Instruments — The carrying amounts of cash and equivalents, receivables, trade and construction payables, and accrued liabilities at September 26, 2010 and December 27, 2009, approximate their fair value due to the short-term maturities of these financial instruments. The fair values of the Company’s long-term debt is determined using quoted market prices for the same or similar issues or based on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the long-term debt under the revolving credit facility and variable rate notes and loan agreements approximate the fair values at September 26, 2010 and December 27, 2009. The estimated fair value of the fixed long-term debt was $31.6 million at September 26, 2010. The fair value of the Company’s fixed long-term debt is estimated based on quoted market values offered for the same or similar agreements for which the lowest level of observable input significant to the established fair value measurement hierarchy is Level 2.

Stock-Based Compensation — The Company maintains performance incentive plans including nonqualified stock options. Options are granted with exercise prices equal to the fair value of the Company’s common shares at the date of grant. The cost of employee service is recognized as a compensation expense over the period that an employee provides service in exchange for the award, typically the vesting period, and the awards are exercisable if certain performance targets are achieved. The Company has not recorded any compensation expense related to these stock options through September 26, 2010, since certain performance criteria had not been satisfied according to the 2006 Option Plan as of that date (see Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on stock options).
Recent Accounting Pronouncements — Accounting Standards Update (“ASU”) No. 2010-06 requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities will also be required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliations for the Level 3 measurements, which is effective for fiscal years beginning after December, 15, 2010. The Company adopted this guidance and it had no material effect on the Company’s consolidated financial statements.
The Financial Accounting Standards Board (FASB) updated Accounting Standards Codification (ASC) Topic 810, Consolidation, with amendments to improve financial reporting by enterprises involved with variable interest entities (formerly FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). These amendments require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. The effective date for this guidance is the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted this guidance and it had no material effect on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.
We are exposed to market risk from interest rate changes on our outstanding debt. This exposure relates to the component of the interest rate on our new senior secured credit facilities that is indexed to both prime and LIBOR rates based on the financial conditions of the Company. At October 26, 2010, the day our new credit agreement became effective, we had $45.0 million in debt outstanding under our new senior credit facilities. See Note 6 to our Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our Subsequent Events.
We are exposed to market price fluctuation in beef, seafood, produce and other food product prices. Given the historical volatility of beef, seafood, produce and other food product prices, these fluctuations can materially impact our food and beverage costs. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We are currently unable to contract for some of our commodities such as fresh seafood and certain produce for periods longer than one week. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, we cannot immediately take into account changing costs of food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, seafood, produce and other food product prices at this time.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedure
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information
ITEM 1. LEGAL PROCEEDINGS
Occasionally we are a party to various legal actions arising in the ordinary course of our business including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of the date of this report, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes from our risk factors as previously reported in our Registration Statement on Form S-1 originally filed on July 2, 2010, as amended (Registration No. 333-167951).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 20, 2010, our Registration Statement on Form S-1 originally filed on July 2, 2010, as amended (Registration No. 333-167951), was declared effective, pursuant to which on October 26, 2010 (i) we issued and sold 5.0 million of our common shares, no par value per share, for aggregate gross offering proceeds of $70.0 million at a price to the public of $14.00 per share and (ii) certain of our existing shareholders sold 6.5 million of our common shares, no par value per share, including 1.5 million shares to cover over-allotments, for aggregate gross offering proceeds of $91.0 million at a price to the public of $14.00 per share. The underwriters for the offering were Jefferies & Company, Piper Jaffray & Co., Wells Fargo Securities, LLC, KeyBanc Capital Markets and Morgan Keegan & Company Incorporated.
We paid to the underwriters underwriting discounts and commissions totaling approximately $4.9 million in connection with the offering. In addition, through September 26, 2010, we incurred additional costs of approximately $2.7 million in connection with the offering which, when added to the underwriting discounts and commissions paid, resulted in total expenses of approximately $7.6 million related to the offering. Accordingly, the net proceeds to us from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $62.4 million.
The Company used the net proceeds to pay down its existing indebtedness as well as to pay management termination fees and plans to use any remaining proceeds for general corporate purposes. There has been no material change in the planned use of proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended.
Except for the payment of management termination fees, which totaled approximately $0.8 million, none of the payments made by the Company were direct or indirect payments to any of the company’s directors or officers or their associates or persons owning 10 percent of more of the Company’s common stock or to affiliates of the Company or to others.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. [REMOVED AND RESERVED]
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this Quarterly Report:
EXHIBIT INDEX

Exhibit
Number		Description

31	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 17, 2010

Bravo Brio Restaurant Group, Inc.
By:	/s/ Saed Mohseni
Saed Mohseni
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)