Form 10-K
period 2010-12-26
Bravo Brio Restaurant Group, Inc.
filed 2011-02-17
CIK 1495479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 26, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34920

BRAVO BRIO RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1566328 (I.R.S. Employer Identification No.)

777 Goodale Boulevard, Suite 100 Columbus, Ohio (Address of principal executive office)	43212 (Zip Code)

Registrant’s telephone number, including area code (614) 326-7944

Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.  Yes ☐     NO ☑

As of June 27, 2010 (the last business day of our most recently completed second fiscal quarter), the registrant’s common shares were not listed on any exchange or over-the-counter market. The registrant’s common shares began trading on the NASDAQ Global Market on October 21, 2010. As of December 26, 2010, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $225.4 million based on the number of shares held by non-affiliates as of December 26, 2010, and the last reported sale price of the registrant’s common shares on December 26, 2010.

As of February 16, 2011, the latest practicable date, 19,250,500 of the registrant’s common shares, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2011.

Table of Contents:

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under “Risk Factors.” The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements:

•	the success of our existing and new restaurants;

•	our ability to successfully develop and expand our operations;

•	changes in economic conditions, including continuing effects from the recent recession;

•	our history of net losses;

•	damage to our reputation or lack of acceptance of our brands;

•	economic and other trends and developments, including adverse weather conditions, in those local or regional areas in which our restaurants are concentrated;

•	the impact of economic factors, including the availability of credit, on our landlords and other retail center tenants;

•	changes in availability or cost of our principal food products;

•	increases in our labor costs, including as a result of changes in government regulation;

•	labor shortages or increased labor costs;

•	increasing competition in the restaurant industry in general as well as in the dining segments of the restaurant industry in which we compete;

•	changes in attitudes or negative publicity regarding food safety and health concerns;

•	the success of our marketing programs;

•	potential fluctuations in our quarterly operating results due to new restaurant openings and other factors;

•	the effect on existing restaurants of opening new restaurants in the same markets;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•	the impact of federal, state or local government regulations relating to building construction and the opening of new restaurants, our existing restaurants, our employees, the sale of alcoholic beverages and the sale or preparation of food;

•	the impact of litigation;

•	our inability to obtain adequate levels of insurance coverage;

•	the impact of our indebtedness;

•	future asset impairment charges;

•	security breaches of confidential guest information;

•	inadequate protection of our intellectual property;

•	the failure or breach of our information technology systems;

•	a major natural or man-made disaster at our corporate facility;

•	our ability to maintain adequate internal controls over financial reporting;

•	the impact of federal, state and local tax rules;

•	concentration of ownership among our existing executives, directors and principal shareholders may prevent other investors from influencing significant corporate decisions; and

•	other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including factors discussed under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K. We assume no obligation to provide revisions to any forward-looking statements should circumstances change.

Basis of Presentation

We utilize a typical restaurant 52- or 53-week fiscal year ending on the last Sunday in the calendar year. Fiscal years are identified in this prospectus according to the calendar year in which the fiscal years end. For example, references to “2010,” “fiscal 2010,” “fiscal year 2010” or similar references refer to the fiscal year ended December 26, 2010.

Part I

As used in this annual report on Form 10-K, unless the context otherwise indicates, the references to “our company,” “the Company,” “us,” “we” and “our” refer to Bravo Brio Restaurant Group, Inc. together with its subsidiaries.

Item 1.	Business.

Our Business

Bravo Brio Restaurant Group, Inc. was incorporated in July 1987 as an Ohio corporation under the name Belden Village Venture, Inc. Our name was changed to Bravo Cucina of Dayton, Inc. in September 1995, to Bravo Development, Inc. in December 1998 and to Bravo Brio Restaurant Group, Inc. in June 2010. We completed the initial public offering of our common shares in October 2010. We are a leading owner and operator of two distinct Italian restaurant brands, BRAVO! Cucina Italiana (“BRAVO!”) and BRIO Tuscan Grille (“BRIO”). We have positioned our brands as multifaceted culinary destinations that deliver the ambiance, design elements and food quality reminiscent of fine dining restaurants at a value typically offered by casual dining establishments, a combination known as the upscale affordable dining segment. Each of our brands provides its guests with a fine dining experience and value by serving affordable cuisine prepared using fresh flavorful ingredients and authentic Italian cooking methods, combined with attentive service in an attractive, lively atmosphere. We strive to be the best Italian restaurant company in America and are focused on providing our guests an excellent dining experience through consistency of execution. At December 26, 2010, we had 86 restaurants in 29 states.

BRAVO! Cucina Italiana

BRAVO! Cucina Italiana is a full-service, upscale affordable Italian restaurant offering a broad menu of freshly-prepared classic Italian food served in a lively, high-energy environment with attentive service. The subtitle “Cucina Italiana,” meaning “Italian Kitchen,” is appropriate since all cooking is done in full view of our guests, creating the energy of live theater. As of December 26, 2010, we owned and operated 47 BRAVO! restaurants in 20 states.

BRAVO! offers a wide variety of pasta dishes, steaks, chicken, seafood and pizzas, emphasizing fresh, made-to-order cuisine and authentic recipes that deliver an excellent value to guests. BRAVO! also offers creative seasonal specials, an extensive wine list, carry-out and catering. We believe that our menu offerings and generous portions of flavorful food, combined with our ambiance and friendly, attentive service, offer our guests an attractive price-value proposition. The average check for BRAVO! during fiscal 2010 was $19.37 per guest.

The breadth of menu offerings at BRAVO! helps generate significant guest traffic at both lunch and dinner. Lunch entrées range in price from $8 to $18, while appetizers, pizzas, flatbreads and entrée salads range from $6 to $14. During fiscal 2010, the average lunch check for BRAVO! was $14.91 per guest. Dinner entrées range in price from $11 to $29 and include a broad selection of fresh pastas, steaks, chicken and seafood. Dinner appetizers, pizzas, flatbreads and entrée salads range from $6 to $15. During fiscal 2010, the average dinner check for BRAVO! was $22.10 per guest. At BRAVO!, lunch and dinner represented 29.3% and 70.7% of revenues, respectively, in 2010. Our average annual sales per comparable BRAVO! restaurant were $3.4 million in fiscal 2010.

BRAVO!’s architectural design incorporates interior features such as arched colonnades, broken columns, hand-crafted Italian reliefs, Arabescato marble and sizable wrought-iron chandeliers. We locate our BRAVO! restaurants in high-activity areas such as retail and lifestyle centers that are situated near commercial office space and high-density residential housing.

BRIO Tuscan Grille

BRIO Tuscan Grille is an upscale affordable Italian chophouse restaurant serving freshly-prepared, authentic northern Italian food in a Tuscan Villa atmosphere. BRIO means “lively” or “full of life” in Italian and draws its inspiration from the cherished Tuscan philosophy of “to eat well is to live well.” As of December 26, 2010, we owned and operated 39 BRIO restaurants in 18 states.

The cuisine at BRIO is prepared using fresh ingredients and a high standard for quality execution with an emphasis on steaks, chops, fresh seafood and made-to-order pastas. BRIO also offers creative seasonal specials, an extensive wine list, carry-out and banquet facilities at select locations. We believe that our passion for excellence in service and culinary expertise, along with our generous portions, contemporary dining elements and ambiance, offer our guests an attractive price-value proposition. The average check for BRIO during fiscal 2010 was $25.24 per guest.

BRIO offers lunch entrées that range in price from $9 to $17 and appetizers, sandwiches, flatbreads and entrée salads ranging from $8 to $15. During fiscal 2010, the average lunch check for BRIO was $17.88 per guest. Dinner entrées range in price from $14 to $30, while appetizers, sandwiches, flatbreads, bruschettas and entrée salads range from $8 to $15. During fiscal 2010, the average dinner check for BRIO was $30.72 per guest. At BRIO, lunch and dinner represented 30.3% and 69.7% of revenues, respectively, in 2010. Our average annual revenues per comparable BRIO restaurant were $5.0 million in fiscal 2010.

The design and architectural elements of BRIO restaurants are important to the guest experience. The goal is to bring the pleasures of the Tuscan country villa to our restaurant guests. The warm, inviting ambiance of BRIO incorporates interior features such as antique hardwood Cypress flooring, arched colonnades, hand-crafted Italian mosaics, hand-crafted walls covered in an antique Venetian plaster, Arabescato marble and sizable wrought-iron chandeliers. BRIO is typically located in high-traffic, high-visibility locations in affluent suburban and urban markets.

We also operate one full-service upscale affordable American-French bistro restaurant in Columbus, Ohio under the brand “Bon Vie.” Our Bon Vie restaurant is included in the BRIO operating and financial data set forth in this report.

Our Business Strengths

Our mission statement is to be the best Italian restaurant company in America by delivering the highest quality food and service to each guest...at each meal...each and every day. The following strengths help us achieve these objectives:

Two Differentiated yet Complementary Brands.  We have developed two premier upscale affordable Italian restaurant brands that are highly complementary and can be located in common markets. Our brands are designed to have broad guest appeal at two different price points. Both BRAVO! and BRIO have their own Corporate Executive Chef who develops recipes and menu items with differentiated flavor profiles and price points. Entry level pricing for both lunch and dinner entrees at BRAVO! is approximately $2 below BRIO, providing more alternatives for guests at a lower price point. The guests of BRIO, which offers a greater selection of protein dishes, tend to purchase more steaks, chops, chicken and seafood items while guests of BRAVO! select a higher mix of pasta dishes. In addition, sales of alcoholic beverages at BRAVO! represent approximately 16.7% of restaurant sales compared to approximately 22.4% of restaurant sales at BRIO, primarily due to BRIO’s slightly more extensive wine list and more favorable bar business.

Each brand features unique design elements and atmospheres that attract a diverse guest base as well as common guests who visit both BRAVO! and BRIO for different dining experiences. The differentiated qualities of our brands allow us to operate in significantly more locations than would be possible with one brand, including high-density residential areas, shopping malls, lifestyle centers and other high-traffic locations. Based on demographics, co-tenants and net investment requirements, we can choose between our two brands to determine which is optimal for a location and thereby generate highly attractive returns on our investment. We focus on choosing the right brand for a specific site based on population density and demographics. Management targets markets with $65,000 minimum annual household income and a population density of 125,000 residents within a particular trade area for BRAVO! and $70,000 minimum annual household income and a population density of 150,000 residents within a particular trade area for

BRIO. We have a business model that maintains quality and consistency on a national basis while also having the flexibility to cater to the specific characteristics of a particular market. We have a proven track record of successfully opening new restaurants in a number of diverse real estate locations, including both freestanding and in-line with other national retailers. In addition, we believe the flexibility of our restaurant design is a competitive advantage that allows us to open new restaurants in attractive markets without being limited to a standard prototype.

Our brands maintain several common qualities, including certain design elements such as chandeliers and marble and granite counter tops, that help reduce building and construction costs and create consistency for our guests. We share best practices in service, preparation and food quality across both brands. In addition, we share services such as real estate development, purchasing, human resources, marketing and advertising, information technology, finance and accounting, allowing us to maximize efficiencies across our company as we continue our growth.

Broad Appeal with Attractive Guest Base.  We provide an upscale, yet inviting, atmosphere attracting guests from a variety of age groups and economic backgrounds. We provide our guests an upscale affordable dining experience at both lunch and dinner, which attracts guests from both the casual dining and fine dining segments. We locate our restaurants in high-traffic suburban and urban locations to attract primarily local patrons with limited reliance on business travelers. Our blend of location, menu offerings and ambiance is designed to appeal to women, a key decision-maker when deciding where to dine and shop. We believe that women accounted for approximately 62% and 65% of our guest traffic at BRAVO! and BRIO, respectively, during 2010. This positioning helps make our restaurants attractive for developers and landlords. We have also cultivated a loyal guest base, with a majority of our guests dining with us at least once a month.

Superior Dining Experience and Value.  The strength of our value proposition lies in our ability to provide freshly-prepared Italian cuisine in a lively restaurant atmosphere with highly attentive guest service at an attractive price point. We believe that the dining experiences we offer, coupled with an attractive price-value relationship, helps us create long-term, loyal and highly satisfied guests.

•	The Food. We offer made-to-order menu items prepared using traditional Italian culinary techniques with an emphasis on fresh ingredients and authentic recipes. Our food menu is complemented by a wine list that offers both familiar varieties as well as wines exclusive to our restaurants. An attention to detail, culinary expertise and focused execution reflects our chef-driven culture. Each brand’s menu has its own distinctive flavor profile, with BRAVO! favoring the more classic Italian cuisine that includes a variety of pasta dishes and pizzas and BRIO favoring a broader selection of premium steaks, chops, seafood, flatbreads, bruschettas and pastas. All of our new menu items are developed by our Corporate Executive Chefs through a six month ideation process designed to meet our high standards of quality and exceed our guests’ expectations.

•	The Service. We are committed to delivering superior service to each guest, at each meal, each and every day. We place significant emphasis on maintaining high waitstaff-to-table ratios, thoroughly training all service personnel on the details of each menu item and staffing each restaurant with experienced management teams to ensure consistent and attentive guest service. An attention to detail, culinary expertise and focused execution underscores our chef-driven culture. Only trained, experienced chefs and culinary staff are hired and allowed to operate in the kitchen. Best-in-class service standards are designed to ensure satisfied guests and attract both new and repeat guest traffic.

•	The Experience. Lively, high-energy environments blending dramatic design elements with a warm and inviting atmosphere create a memorable guest experience. Signature architectural and décor elements include the lively theatre of exhibition kitchens, high ceilings, white tablecloths, a centerpiece bar and relaxing patio areas. In addition, the majority of our restaurants include attractive outdoor patios with full bar and dining areas at the front of our restaurants that create an exciting and inviting atmosphere for our guests. These elements, along with our superior service and value, help form a bond between our guests and our restaurants, encouraging guest loyalty and more frequent visits.

Nationally Recognized Restaurant Anchor.  We believe that our differentiated brands, the attractive demographics of our guests and the high number of weekly guest visits to our restaurants have positioned us as a preferred tenant and the multi-location Italian restaurant company of choice for national and regional real estate developers. Landlords and developers seek out our concepts to be restaurant anchors for their developments as they are highly complementary to national retailers, having attracted on average between 3,000-5,000 guests per restaurant each week in fiscal 2010. As a result of the importance of our brands to the retail centers in which we are located, we are often able to negotiate the prime location within a center and favorable real estate terms, which helps to drive strong returns on capital for our shareholders.

Compelling Unit Economics.  We have successfully opened and operated both of our brands in multiple geographic regions and achieved attractive average annual revenues per comparable restaurant of $3.4 million and $5.0 million at our BRAVO! and BRIO restaurants, respectively, in fiscal 2010. Our ability to grow rapidly and efficiently in all market conditions is evidenced through our strong track record of new restaurant openings. Under our current investment model, BRAVO! restaurant openings require a net cash investment of approximately $1.8 million and BRIO restaurant openings require a net cash investment of approximately $2.2 million. We target a cash-on-cash return beginning in the third operating year for both of our restaurants of between 30% and 40%.

Management Team with Proven Track Record.  We have assembled a tested and proven management team with significant experience operating public companies. Our management team is led by our CEO and President, Saed Mohseni, former CEO of McCormick & Schmick’s Seafood Restaurants, Inc., who joined the company in February 2007. Since Mr. Mohseni’s arrival, we have continued to open new restaurants despite the economic recession. These new restaurant openings have been a key driver of our growth in revenue, which has increased 42.1% between the years ended 2006 and 2010. In addition to new restaurant growth, we have also implemented a number of revenue and margin enhancing initiatives such as our wine by the glass offerings, wine flights, dessert trays and a new bar menu. These programs were strategically implemented to improve our guest experience and maintain our brand image, as opposed to discounting programs designed to increase traffic and revenue at the expense of operating margins. In addition, we have improved our labor efficiencies and food cost management, which helped to drive our margin increases and improved our restaurant-level profitability. These changes resulted in an increase in our restaurant-level operating margin from 16.0% in 2006 to 18.4% in 2010, a 240 basis point improvement. Restaurant-level operating margin represents our revenues less total restaurant operating costs, as a percentage of our revenues.

Our Growth Strategies

Our growth model is comprised of the following three primary drivers:

Pursue Disciplined Restaurant Growth.  We believe that there are significant opportunities to grow our brands on a nationwide basis in both existing and new markets where we believe we can generate attractive unit level economics. We are pursuing a disciplined growth strategy for both of our brands. We believe that each brand is at an early stage of its expansion.

We have built a scalable infrastructure and have successfully grown our restaurant base through a challenging market environment. Despite difficult economic conditions, we opened seven new restaurants in 2009 and five new restaurants in 2010. We plan to open six to seven new restaurants in 2011 and aim to open between 45 and 50 new restaurants over the next five years.

Grow Existing Restaurant Sales.  We will continue to pursue targeted local marketing efforts and evaluate operational initiatives designed to increase unit volumes without relying on margin-eroding discounting programs.

Initiatives at BRAVO! include increasing online ordering, which generates a higher average per person check compared to our current carry-out business, expanding local restaurant marketing and promoting our patio business. Other initiatives include promoting our bar program through martini night and happy hour programs and expanding our feature cards to include appetizers and desserts.

At BRIO, we are promoting our bar programs, have implemented wine flights and dessert trays, introduced a new bar menu and expanded the selection of wines by the glass. In addition, we believe there is an opportunity to expand our banquet and special events catering business. Our banquet and special events catering business typically generates a higher average per person check than our dining rooms and, as a result of reduced labor costs relative to revenue, allows us to achieve higher margins on those revenues.

We believe our existing restaurants will benefit from increasing brand awareness as we continue to enter new markets. In addition, we may selectively remodel existing units to include additional seating capacity to increase revenue.

Maintain Margins Throughout Our Growth.  We will continue to aggressively protect our margins using economies of scale, including marketing and purchasing synergies between our brands and leveraging our corporate infrastructure as we continue to open new restaurants. Additional margin enhancement opportunities include increasing labor efficiency through the use of scheduling tools, menu engineering and other operating cost reduction programs.

Real Estate

As of December 26, 2010, we leased 82 and owned four restaurant sites, of which 76 are located adjacent to or in lifestyle centers and/or shopping malls and ten are free-standing units strategically positioned in high-traffic areas. In addition, at February 16, 2011, we were contractually committed to lease six restaurants that had not yet opened. On average, our restaurants range in size from 6,000 to 9,000 square feet. Since the beginning of 2006, we have opened 41 new locations and converted, relocated or closed 4 locations. We consider our ability to locate and secure attractive real estate locations for new restaurants a key differentiator and long-term success factor. The majority of our leases provide for minimum annual rentals and contain percentage-of-sales rent provisions against which the minimum rent is applied. A significant percentage of our leases also provide for periodic escalation of minimum annual rent based upon increases in the Consumer Price Index. Typically, our leases are ten or 15 years in length with two, five-year extension options.

Site Selection Process

Part of our growth strategy is to develop a nationwide system of restaurants. We have developed a disciplined site acquisition and qualification process incorporating management’s experience as well as extensive data collection, analysis and interpretation. We are actively developing BRAVO! and BRIO restaurants in both new and existing markets, and we will continue to expand in major metropolitan areas throughout the U.S. Management closely analyzes traffic patterns, demographic characteristics, population density, level of affluence and consumer attitudes or preferences. In addition, management carefully evaluates the current or expected co-retail and restaurant tenants in order to accurately assess the attractiveness of the identified area.

BRAVO! and BRIO are highly sought after by the owners and developers of upscale shopping centers and mixed use projects. We are therefore typically made aware of new developments and opportunities very early on in their selection process. In addition to our real estate personnel and broker network actively seeking locations, we do site screening on projects that are brought to our attention in the planning phases.

Design

BRAVO! and BRIO restaurants integrate critical design elements of each brand while making each restaurant unique. Consideration is taken with each design to incorporate the center’s architecture and other regional design elements while still maintaining certain critical features that help identify our brands. Our interiors, while timeless and inviting, incorporate current trends that give our restaurants a sophisticated yet classic feel. This flexibility of design allows us to build one and two story restaurants and to place restaurants in a variety of locales, including ground up locations, in-line locations and conversions of office, retail and restaurant space.

The flexibility of our concepts has enabled us to open restaurants in a wide variety of locations, including high-density residential areas, shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 12 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food, guest service and atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings to ensure they stay on schedule.

The identification of new sites along with their development and construction are the responsibilities of the Company’s Real Estate Development Group. Several project managers are responsible for building the restaurants, and several staff members deal with purchasing, project management, budgeting, scheduling and other administrative functions. Senior management reviews the comprehensive studies provided by the Real Estate Development Group to determine which regions to pursue prior to any new restaurant development.

New Restaurant Development

We have successfully opened 41 new locations and converted, relocated or closed 4 locations since the beginning of 2006. Management believes it is well-positioned to continue its trend of disciplined unit expansion through its new restaurant pipeline. We maintain a commitment to strengthening our core markets while also pursuing attractive locations in a wide variety of new markets. We aim to open between 45 and 50 new restaurants over the next five years. New restaurants will typically range in size from 7,000 to 9,000 square feet and are expected to generate a first year average unit volume of approximately $3.5 million and $4.8 million for BRAVO! and BRIO, respectively.

Restaurant Operations

We currently have 14 district partners that report directly to our Chief Operating Officer, who in turn reports to our Chief Executive Officer. Each restaurant district partner typically supervises the operations of six to eight restaurants in their respective geographic areas, and is in frequent contact with each location. The staffing at our restaurants typically consists of a general manager, two to three assistant managers, an executive chef and one to three sous chefs. In addition, our restaurants typically employ 60 to 150 hourly employees. Our operational philosophy is as follows:

•	Offer Italian Food and Wines. We seek to differentiate ourselves from other multi-location restaurants by offering affordable cuisine prepared using fresh ingredients and authentic Italian cooking methods. To ensure that the menu is consistently prepared to our high standards, we have developed a comprehensive ten week management training program. As part of their skill preparation, all of our executive chefs perform a cooking demonstration. This enables our Corporate Executive Chefs to evaluate a candidate’s skill set. All executive chefs are required to complete ten weeks of kitchen training, including mastering all stations, ordering, receiving and inventory control. Due to our high average unit volumes, the executive chefs are trained throughout the ten weeks to ensure that their food is consistently prepared on a timely basis. In addition, all executive chefs are trained on product and labor management programs to achieve maximum efficiencies. Both of these tools reinforce our commitment to training our employees to run their business from a profit and loss perspective, as well as the culinary side.

•	Deliver Superior Guest Service. Significant time and resources are spent in the development and implementation of our training programs, resulting in a comprehensive service system for both hourly service people and management. We offer guests prompt, friendly and efficient service, keeping wait staff-to-table ratios high, and staffing each restaurant with experienced “on the floor” management teams to ensure consistent and attentive guest service. We employ food runners to ensure prompt delivery of fresh dishes at the appropriate temperature, thus allowing the wait staff to focus on overall guest satisfaction. All service personnel are thoroughly trained in the specific flavors of each dish.

Using a thorough understanding of our menu, the servers assist guests in selecting menu items complementing individual preferences.

•	Leverage Our Partnership Management Philosophy. A key element to our current expansion and success has been the development of our partnership management philosophy, which is based on the premise that active and ongoing economic participation (via a bonus plan) by each restaurant’s general manager, executive chef, assistant managers and sous chefs is essential to long-term success. The purpose of this structure is to attract and retain an experienced management team, incentivize the team to execute our strategy and objectives and provide stability to the operating management team. This program is offered to all restaurant management. This provides our management team with the financial incentive to develop people, build lifelong guests and operate their restaurants in accordance with our standards.

Sourcing and Supply

To ensure the highest quality menu ingredients, raw materials and other supplies, we continually research and evaluate products. We contract with Distribution Market Advantage, or DMA, a cooperative of multiple food distributors located throughout the nation, and US Foodservice for the broadline distribution of most of our food products. DMA is a company with whom we negotiate and gain access to third party food distributors and suppliers. In fiscal 2010, distributors through our DMA arrangement supplied us with approximately 60% of our food supplies. We utilize two primary distributors, Gordon Food Service, or GFS, and Ben E. Keith Company, or Ben E. Keith, for the majority of our food distribution under the DMA arrangement. In fiscal 2010, GFS and Ben E. Keith distributed approximately 88% and 12%, respectively, of the food supplies distributed through our DMA arrangement. In fiscal 2010, US Foodservice supplied us with approximately 4% of our food supplies. We negotiate pricing and volume terms directly with certain of our suppliers and distributors or through DMA and US Foodservice. Currently, we have pricing understandings of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry, certain seafood products, dairy products, soups and sauces, bakery items and certain meat products. Our restaurants place orders directly with GFS, Ben E. Keith or US Foodservice and maintain regular distribution schedules.

In addition to our broadline distribution arrangements, we utilize direct distribution for several products, including a majority of our meat deliveries, produce and non-alcoholic beverages. Our purchasing contracts are generally negotiated annually and cover substantially all of our requirements for a specific product. Our contracts typically provide either for fixed or variable pricing based on an agreed upon cost-plus formula and require that our suppliers deliver directly to our distributors. We are currently under a fixed-price contract through March 2012 with our direct meat distributor that covers a large portion of our meat requirements and a mixed fixed-price and market-based contract with our poultry supplier that covers substantially all of our poultry requirements through December 2011. Produce is supplied to our restaurants by a cooperative of local suppliers. We are currently under a mixed fixed-price and market-based contract with our national produce management companies that continues through October 2011. We are currently under contract with our principal non-alcoholic beverage provider through the later of 2013 or when certain minimum purchasing thresholds are satisfied. Our ability to arrange national distribution of alcoholic beverages is restricted by state law; however, where possible, we negotiate directly with spirit companies and/or national distributors. We also contract with a third party provider to supply, maintain and remove our cooking shortening and oil systems.

We have a procurement strategy for all of our product categories that includes contingency plans for key products, ingredients and supplies. These plans include selecting suppliers that maintain alternate production facilities capable of satisfying our requirements, or in certain instances, the approval of secondary suppliers or alternative products. We believe our procurement strategy will allow us to obtain sufficient product quantities from other sources at competitive prices.

Food Safety

Providing a safe and clean dining experience for our guests is essential to our mission statement. We have taken steps to mitigate food quality and safety risks, including designing and implementing a training program for our chefs, hourly service people and managers focusing on food safety and quality assurance. In addition, we include food safety standards and proceeds in every recipe for our cooks. We also consider food safety and quality assurance when selecting our distributors and suppliers. Our suppliers are inspected by federal, state and local regulators or other reputable, qualified inspection services, which helps ensure their compliance will all federal food safety and quality guidelines.

Marketing and Advertising

Our restaurants have generated broad appeal due to their flavorful food, friendly, attentive service and ambiance. The target audience for BRAVO! and BRIO is college-educated professionals, ages 35-65, and their families that dine out frequently for social or special occasions. Our marketing strategy is designed to promote and build brand awareness while retaining local neighborhood relationships by focusing on driving comparable restaurant sales growth by increasing frequency of visits by our current guests as well as attracting new guests. Our marketing strategy also focuses on generating brand awareness at new store openings.

Local Restaurant Marketing

A significant portion of our marketing budget is spent on point-of-sale materials to communicate and promote key brand initiatives to our guests while they are dining in our restaurants. We believe that our initiatives, such as seasonal menu changes, holiday promotions, bar promotions, private party and banquet offerings, contribute to repeat guest visits for multiple occasions and drive brand awareness and loyalty.

A key aspect of our local store marketing strategy is developing community relationships with local schools, churches, hotels, chambers of commerce and residents. We place advertisements with junior high and high school athletic programs, school newspapers and special event programs as well as weekly bulletins for churches. We believe courting and catering to local hotel concierges or hosting annual receptions drives traveler recommendations for BRAVO! and BRIO. Participating in off-site food and charity fairs and events allows us to make contact with local families. Hosting chamber of commerce meetings and mixers, advertising in newsletters and sending out e-blasts have also been successful in reaching the business community. Our restaurant managers are closely involved in developing and implementing the majority of the local store marketing programs.

Advertising

We spend a limited amount of our marketing budget on various advertising outlets, including print, radio, direct mail and outdoor, to build brand awareness. These advertisements are designed to emphasize the quality and consistency of BRAVO! and BRIO’s food and service and the superior guest experience we offer in a warm and inviting atmosphere. Direct mail is primarily used for new store openings but has also been employed to promote special holiday offers and events.

New Restaurant Openings

We use the openings of new restaurants as opportunities to reach out to various media outlets as well as the local community. Local public relations firms are retained to assist BRAVO! and BRIO with obtaining appearances on radio and television cooking shows, establishing relationships with local charities and gaining coverage in local newspapers and magazines. We employ a variety of marketing techniques to promote new openings along with press releases, direct mail, e-marketing and other local restaurant marketing activities, which include concierge parties, training lunches and dinners with local residents, media, community leaders and businesses. In addition, we typically partner with a local charity and host an event in connection with our grand openings.

E-Marketing & Social Media

We have increased our use of e-marketing tools, which enables us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We believe that BRAVO! and BRIO guests are frequent Internet users and will explore e-applications to make dining decisions or to share dining experiences. We have set up Facebook and Twitter pages and developed mobile applications for BRAVO! and BRIO, along with advertising on weather.com, citysearch.com, yelp.com and urbanspoon.com. We anticipate allocating an increasing amount of marketing budget toward this rapidly growing area.

Training and Employee Programs

We conduct comprehensive training programs for our management, hourly employees and corporate personnel. Our training department provides a series of formulated training modules that are used throughout our company, including leadership training, team building, food safety certification, alcohol safety programs, guest service philosophy training, sexual harassment training and others. All training materials are kept up-to-date and stored on our corporate “PASTAnet” internal web site for individual restaurants to access as needed. E-learning is utilized for several management training modules as trainees progress through our ten week management training program. Once management training is completed in the respective restaurants, all management trainees are brought to our corporate offices for three days of classroom certification and testing.

Team member selection has been developed to include pre-employment assessment at all levels, from hourly through multi-restaurant management candidates. These selection reports help to bring objectivity to the selection process. Customized standards have been created for the company that utilize our strongest performers as the behavioral model for future new hires.

Our training process in connection with opening new restaurants has been refined over the course of our experience. Regional trainers oversee and conduct both service and kitchen training and are on site through the first two weeks of opening. The regional trainers lend support and introduce our standards and culture to the new team. We believe that hiring the best available team members and committing to their training helps keep retention high during the restaurant opening process.

Several development programs have been instrumental to our long term success. The “Rising Star” program was created as part of our Bravo Brio Restaurant Group University (BBRGU) to develop aspiring hourly team members into assistant managers and chefs. The key element of the Rising Star program is to provide upward mobility within the organization, utilizing existing labor hours in the restaurants for focused training for the most promising employees. Many of our general managers and executive chefs have gained their positions through internal promotions as a result of this program. Once an employee is identified as a potential leader through observation and assessment, a customized development program is designed that incorporates mentoring, coaching and training. Business classes for additional restaurant management skill and leadership traits are also offered through BBRGU at our corporate office.

Management Information Systems

Restaurant level financial and accounting controls are handled through a sophisticated point-of-sale (“POS”) cash register system and computer network in each restaurant that communicates with our corporate headquarters. The POS system is also used to authorize and transmit credit card sales transactions. All of our restaurants use MICROS RES 3700 software with state-of-the-art equipment. Our restaurant communications are comprised of cable, DSL, Fractional T1 and T1 lines. Our restaurants use MICROS back-office applications to manage the business and control costs. The applications that are part of the back-office tools are Product Management, Financial Management and Labor Management. These systems integrate with the MICROS RES 3700 software. Product Management helps drive food and beverage costs down by identifying kitchen or bar inefficiencies and, through the menu engineering capabilities, it aides in enhancing profitability. Labor Management provides the ability to schedule labor and manage labor costs, including time clock governance that does not allow an employee to “clock in” more than a designated amount of time before a scheduled shift.

In 2008, we implemented the Lawson 9.0 software platform as our ERP system. Its core subsystems include GL, AP, construction accounting, Payroll and Human Resources. The data pulled from the restaurants is integrated into the Lawson system and a data warehouse. This data provides visibility to allow us to better analyze the business. In 2009, we focused on re-designing our guest facing websites to provide a distinct brand image on each website, as well as allowing us to elevate our message to our guests. As part of the redesign, we included search engine optimization into the websites (www.bbrg.com, www.bravoitalian.com, www.brioitalian.com, www.bon-vie.com). Also in 2009, we implemented an internal website called PASTAnet. This intranet site utilizing Microsoft Sharepoint provides us with the ability to collaborate, communicate, train and share information between the restaurants and our corporate office. In 2010, we implemented Online Ordering for our BRAVO! restaurants and launched www.workatbravo.com and www.workatbrio.com to accept online applications for both hourly and management applicants. In connection with our initial public offering in October 2010, we also launched our investor relations website, investors.bbrg.com. Also in late 2010, we implemented wireless access points in all of our restaurants to provide our guests wireless internet services.

Government Regulation

We are subject to numerous federal, state and local laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of government authorities, which may include alcoholic beverage control, nutritional information disclosure, product safety, health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain required licenses or approvals could delay or prevent the development and openings of new restaurants or could disrupt the operations of existing restaurants. We believe that we are in compliance in all material respects with all applicable governmental regulations and, to date, we have not experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open or operate any of our restaurants.

During fiscal 2010, approximately 19.8% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. The failure of a restaurant to obtain its licenses, permits or other approvals, or any suspension of such licenses, permits or other approvals, would adversely affect that restaurant’s operations and profitability and could adversely affect our ability to obtain these licenses, permits and approvals elsewhere. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including: the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.

We are also subject to “dram shop” statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person who then causes injury to himself or a third party. We train our staff on how to serve alcohol, and we carry liquor liability coverage as part of our comprehensive general liability insurance. We have never been named as a defendant in a lawsuit involving a “dram shop” statute.

Various federal and state labor laws govern our operations and our relationships with our staff members, including such matters as minimum wages, meal and rest breaks, overtime, tip credits, fringe benefits, family leave, safety, working conditions, unionization, citizenship or work authorization requirements and hiring and employment practices. We are also subject to increasingly complex federal and state immigration laws and regulations, including regulations of the U.S. Citizenship and Immigration Services and U.S. Customs and Immigration Enforcement. In addition, some states in which we operate have adopted immigration employment laws which impose additional conditions on employers. Even if we operate our restaurants in strict compliance with the laws, rules and regulations of these federal and state agencies, some of our staff members may not meet federal citizenship or residency requirements or may lack appropriate work authorizations, which could lead to a disruption in our work force. We are also subject to federal and state child labor laws which, among other things, prohibit the use of certain “hazardous equipment” by staff members younger than 18 years old.

Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, sick leave and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, could be detrimental to the profitability of our restaurants. Minimum wage increases in recent years at the federal level and in the states in which we operate have impacted the profitability of our restaurants and led to increased menu prices. In addition, the costs of insurance and medical care have risen significantly over the past few years and are expected to continue to increase. We are continuing to review and assess the impact of the national health care reform legislation enacted on March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”), on our health care benefit costs. The imposition of any requirement that we provide health insurance benefits to staff members that are more extensive than the health insurance benefits we currently provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. While we carry employment practices insurance covering a variety of labor-related liability claims, a settlement or judgment against us that is uninsured or in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity or financial position.

Pursuant to the PPACA, chain restaurants with 20 or more locations in the United States will be required to comply with federal nutritional disclosure requirements. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the PPACA is intended to preempt conflicting state or local laws on nutrition labeling, until the United States Food and Drug Administration (the “FDA”) issues final regulations implementing the federal standards, we will continue to be subject to a variety of state and local laws and regulations regarding nutritional content disclosure requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another. While we believe that our ability to adapt to consumer preferences is a strength of our concepts, we are concerned that the imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

There is also a potential for increased regulation of food in the United States. For example, the United States Congress is currently considering food safety legislation that is expected to greatly expand the FDA’s authority over food safety. If this legislation is enacted, we cannot assure you that it will not adversely impact our business or the restaurant industry in general. Additional food safety requirements may also be imposed by state and local authorities. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take other actions that could be costly for us or otherwise adversely impact our business.

We are subject to a variety of federal and state environmental regulations, including various laws concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. We do not anticipate that compliance with federal, state and local provisions regulating the discharge of materials into the environment, or which otherwise relate to the protection of the environment, will have a material adverse effect upon our capital expenditures, revenues or competitive position.

Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related federal and state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related federal and state laws, we must make access to our new or significantly remodeled restaurants readily accessible to disabled persons. We must also make reasonable accommodations for the employment of disabled persons.

We are also subject to laws and regulations relating to information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, and any failure or perceived failure to comply with these laws and regulations could harm our reputation or lead to litigation, which could adversely affect our financial condition.

We have a significant number of hourly restaurant staff members who receive income from gratuities. We have elected to voluntarily participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the IRS. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips. However, we rely on our staff members to accurately disclose the full amount of their tip income and our reporting on the disclosures provided to us by such tipped employees.

See Item 1A “Risk Factors” for a discussion of risks relating to federal, state and local regulation of our business.

Intellectual Property

We currently own six separate registrations in connection with restaurant service from the United States Patent and Trademark Office for the following trademarks: BRAVO!®, BRAVO! Cucina Italiana®, Cucina BRAVO! Italiana®, BRAVO! Italian Kitchen®, Brio®, Brio Tuscan Grilletm and Bon Vie®. Our registrations confer a federally recognized exclusive right for us to use these trademarks throughout the United States, and we can prevent the adoption of confusingly similar trademarks by other restaurants that do not possess superior common law rights in particular markets. An important part of our intellectual property strategy is the monitoring and enforcement of our rights in markets in which our restaurants currently exist or markets which we intend to enter in the future. We also monitor trademark registers to oppose the registration of confusingly similar trademarks or to limit the expansion of existing trademarks with superior common law rights.

We enforce our rights through a number of methods, including the issuance of cease-and-desist letters or making infringement claims in federal court. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes on our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance.

Competition

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and is affected by many factors, including changes in consumer tastes and discretionary spending patterns, macroeconomic conditions, demographic trends, weather conditions, the cost and availability of raw materials, labor and energy and government regulations. Any change in these or other related factors could adversely affect our restaurant operations. The main competitors for our brands are other operators of mid-priced, full service concepts in the multi-location, upscale affordable dining segment in which we compete most directly for real estate locations and guests, including Maggiano’s, Cheesecake Factory, P.F. Chang’s and BJ’s Restaurants. We also compete to a lesser extent with nationally recognized casual dining Italian restaurants such as Romano’s Macaroni Grill, Carrabba’s Italian Grill and Olive Garden, as well as high quality, locally-owned and operated Italian restaurants.

There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours. In addition, many of our competitors are well established in the markets where our operations are, or in which they may be, located. While we believe that our restaurants are distinctive in design and operating concept, other companies may develop restaurants that operate with similar concepts. In addition, with improving product offerings at fast casual restaurants, quick-service restaurants and grocery stores, consumers may choose to trade down to these alternatives, which could also negatively affect our financial results.

Employees

As of December 26, 2010, we had approximately 8,000 employees of whom approximately 80 were corporate management and staff personnel, approximately 500 were restaurant managers or trainees, and approximately 7,400 were employees in non-management restaurant positions. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Available Information

We maintain a website at www.bbrg.com. On our website, we make available at no charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and our proxy statements as soon as reasonably practicable after we electronically file this material with or furnish it to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. Additionally, we make available free of charge on our website our Code of Business Conduct and Ethics; the charter of the Nominating and Corporate Governance Committee of our Board of Directors; the charter of the Compensation Committee of our Board of Directors; and the charter of the Audit Committee of our Board of Directors. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this report.

Item 1A.	Risk Factors.

In addition to the factors discussed elsewhere in this annual report on Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us. We operate in a competitive and dynamic environment and new risk factors may emerge at any time. It is not possible for us to predict the impact these factors could have on us or the extent to which any one factor, or combination of factors, may adversely affect our results.

Risks Relating to Our Business and Industry

Our financial results depend significantly upon the success of our existing and new restaurants.

Future growth in revenues and profits will depend on our ability to grow sales and efficiently manage costs in our existing and new restaurants. As of December 26, 2010, we operated 47 BRAVO! restaurants and 39 BRIO restaurants, of which two BRAVO! restaurants and three BRIO restaurants were opened within the preceding twelve months. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.

In particular, the success of our restaurants revolves principally around guest traffic and average check per guest. Significant factors that might adversely impact our guest traffic levels and average guest check include, without limitation:

•	declining economic conditions, including housing market downturns, rising unemployment rates, lower disposable income and consumer confidence and other events or factors that adversely affect consumer spending in the markets we serve;

•	increased competition (both in the upscale affordable dining segment and in other segments of the restaurant industry);

•	changes in consumer preferences;

•	guests’ budgeting constraints and choosing not to order certain high-margin items such as desserts and beverages (both alcoholic and non-alcoholic);

•	guests’ failure to accept menu price increases that we may make to offset increases in key operating costs;

•	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value and service; and

•	guest experiences from dining in our restaurants.

Our restaurants are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including, without limitation:

•	food and other raw materials costs, many of which we do not or cannot effectively hedge;

•	labor costs, including wage, workers’ compensation, health care and other benefits expenses;

•	rent expenses and other costs under leases for our new and existing restaurants;

•	energy, water and other utility costs;

•	costs for insurance (including health, liability and workers’ compensation);

•	information technology and other logistical costs; and

•	expenses due to litigation against us.

The failure of our existing or new restaurants to perform as expected could have a significant negative impact on our financial condition and results of operations.

Our long-term success is highly dependent on our ability to successfully develop and expand our operations.

We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2006, we have expanded from 30 BRAVO! restaurants and 19 BRIO restaurants to 47 and 39 BRAVO! and BRIO restaurants, respectively, as of December 26, 2010. There can be no assurance that any new restaurant that we open will have similar operating results to those of existing restaurants. The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

•	our inability to generate sufficient funds from operations or to obtain favorable financing to support our development;

•	identification and availability of, and competition for, high quality locations that will continue to drive high levels of sales per unit;

•	acceptable lease arrangements, including sufficient levels of tenant allowances and construction contributions;

•	the financial viability of our landlords, including the availability of financing for our landlords;

•	construction and development cost management;

•	timely delivery of the leased premises to us from our landlords and punctual commencement of build-out construction activities;

•	delays due to the highly customized nature of our restaurant concepts and the complex design, construction and pre-opening processes for each new location;

•	obtaining all necessary governmental licenses and permits on a timely basis to construct and operate our restaurants;

•	competition in new markets, including competition for restaurant sites;

•	unforeseen engineering or environmental problems with the leased premises;

•	adverse weather during the construction period;

•	anticipated commercial, residential and infrastructure development near our new restaurants;

•	recruitment of qualified managers, chefs and other key operating personnel; and

•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. We have experienced, and expect to continue to experience, delays in restaurant openings from time to time. Such actions may limit our growth opportunities. We cannot assure you that we will be able to successfully expand or acquire critical market presence for our brands in new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, acquire name recognition, successfully market our brands or attract new guests. Competitive circumstances and consumer characteristics in new market segments and new geographical markets may differ substantially from those in the market segments and geographical markets in which we have substantial experience. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our revenues and profitability may be harmed.

Changes in economic conditions, including continuing effects from the recent recession, could materially affect our business, financial condition and results of operations.

We, together with the rest of the restaurant industry, depend upon consumer discretionary spending. The recent recession, coupled with high unemployment rates, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies and reduced access to credit and reduced consumer confidence, has impacted consumers’ ability and willingness to spend discretionary dollars. Economic conditions may remain volatile and may continue to repress consumer confidence and discretionary spending for the near term. If the weak economy continues for a prolonged period of time or worsens, guest traffic could be adversely impacted if our guests choose to dine out less frequently or reduce the amount they spend on meals while dining out. We believe that if the current negative economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. Additionally, a decline in corporate travel and entertainment spending could result in a decrease in the traffic of business travelers at our restaurants. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures have resulted and could result from prolonged negative restaurant sales.

We have had net losses in the past and our future profitability is uncertain.

In fiscal 2010, we had a net loss of $1.2 million despite comparable restaurant sales increases of 1.6%, primarily as a result of realizing several one-time charges, including a $17.9 million one-time non-cash stock compensation charge related to the modification and acceleration of the existing options to purchase our common shares that became fully vested and exercisable upon consummation of our initial public offering. During the year ended December 28, 2008, we had a net loss of approximately $61.4 million. The net loss during this period was due to a number of factors, including an income tax expense of $55.0 million due primarily to a valuation allowance of $59.4 million against the total net deferred tax asset as well as a non-cash impairment charge of $8.5 million as well as the impact of the recent recession and weak economic conditions in the markets in which our restaurants are located. In addition, we had a 7.1% decrease in revenues from our comparables restaurants in 2009 as compared to 2008. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we had net income of $3.4 million for the year ended December 27, 2009 and, in the absence of the non-cash one-time stock compensation charge relating to our initial public offering, we would have had net income of $16.7 million for the year ended December 26, 2010, we can make no assurances that we will be profitable in future periods. Future net losses and declines in average sales per comparable restaurant may limit our ability to fund our operations, pursue our growth strategy and service our indebtedness.

Damage to our reputation or lack of acceptance of our brands in existing and new markets could negatively impact our business, financial condition and results of operations.

We believe we have built a strong reputation for the quality and breadth of our menu and our restaurants, and we must protect and grow the value of our BRAVO! and BRIO brands to continue to be successful in the future. Any incident that erodes consumer affinity for our brands could significantly reduce their respective values and damage our business. If guests perceive or experience a reduction in food quality, service or ambiance, or in any way believe we failed to deliver a consistently positive experience, our brand value could suffer and our business may be adversely affected.

A multi-location restaurant business such as ours can be adversely affected by negative publicity or news reports, whether or not accurate, regarding food quality issues, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other foodservice providers or others across the food industry supply chain. Negative publicity concerning E. coli bacteria, “mad cow” and “foot-and-mouth” disease relating to the consumption of beef and other meat products, “H1N1” or “swine flu” related to pork products, “avian flu” related to poultry products and the publication of government, academic or industry findings about health concerns relating to menu items served by our restaurants could affect consumer food preferences. The sale of food and prepared food products also involves the risk of injury or illness to our guests as a result of tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during the growing, storage, handling and transportation phases. These types of health concerns and negative publicity concerning our food products may adversely affect the demand for our food and negatively impact our business and results of operations. While we have taken steps to mitigate food quality, public health and other foodservice-related risks, these types of health concerns or negative publicity cannot be completely eliminated or mitigated and may materially harm our results of operations and result in damage to our brands. For example, in May 2006, a food virus outbreak in Michigan affected area restaurants, including one of our BRAVO! restaurants. As a result, this restaurant was closed for four days. While the effect of the outbreak was immaterial to our business, food quality issues or other public health concerns could have an adverse impact on our profitability.

In addition, our ability to successfully develop new restaurants in new markets may be adversely affected by a lack of awareness or acceptance of our brands in these new markets. To the extent that we are unable to foster name recognition and affinity for our brands in new markets, our new restaurants may not perform as expected and our growth may be significantly delayed or impaired.

Because many of our restaurants are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.

Our financial performance is highly dependent on restaurants located in Ohio, Florida, Michigan and Pennsylvania, which comprise approximately 43% of our total restaurants. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates and the overall economic crisis than other geographic areas. In addition, given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters.

In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. Approximately 33% of our total restaurants are located in Ohio, Michigan and Pennsylvania, which are particularly susceptible to snowfall, and 13% of our total restaurants are located in Florida and Louisiana, which are particularly susceptible to hurricanes. Our business is subject to seasonal fluctuations, with restaurant sales typically higher during certain months, such as December. Adverse weather conditions during our most favorable months or periods may exacerbate the effect of adverse weather on guest traffic and may cause fluctuations in our operating results from quarter-to-quarter within a fiscal year. For example, the significant snowfall in the Northeast United States in February 2010 led to reduced guest traffic at several of our restaurants. In addition, outdoor patio seating is available at most of our restaurants and may be impacted by a number of weather-related factors. Our inability to fully utilize our restaurants’ seating capacity as planned may negatively impact our revenues and results of operations.

The impact of negative economic factors, including the availability of credit, on our landlords and other retail center tenants could negatively affect our financial results.

Negative effects on our existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. Approximately 6% of our restaurants are in locations that are owned, managed or controlled by a landlord that has filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the last 12 months. This landlord may be able to reject our leases in the bankruptcy proceedings. As of December 26, 2010, none of our leases have been rejected, but we cannot assure you that any landlord that has filed, or may in the future file, for bankruptcy protection may not attempt to reject leases with us. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Many landlords have delayed or cancelled recent development projects (as well as renovations of existing projects) due to the instability in the credit markets and recent declines in consumer spending, which has reduced the number of high-quality locations available that we would consider for our new restaurants.

In addition, several other tenants at retail centers in which we are located or where we have executed leases have ceased operations or, in some cases, have deferred openings or failed to open after committing to do so. These failures may lead to reduced guest traffic at retail centers in which our restaurants are located and may contribute to lower guest traffic at our restaurants.

Changes in food availability and costs could adversely affect our operating results.

Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on local, regional and national distributors and suppliers to provide our produce, beef, poultry, seafood and other ingredients. We contract with Distribution Market Advantage, or DMA, a cooperative of multiple food distributors located throughout the nation, and US Foodservice for the broadline distribution of most of our food products. Other than for a portion of our commodities, which are purchased locally by each restaurant, we rely on GFS and Ben E. Keith, as the primary distributors of a majority of our ingredients. Through our agreement with DMA, we have a non-exclusive arrangement with both GFS and Ben E. Keith on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by either GFS or Ben E. Keith could cause our food costs to increase. Additionally, we currently rely on sole suppliers for certain of our food products, including substantially all of our soups and the majority of our sauces. Failure to identify an alternate source of supply for these items may result in significant cost increases. Increases in distribution costs or sale prices could also cause our food costs to increase. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price or availability of certain food products could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation.

The type, variety, quality and price of produce, beef, poultry and seafood are more volatile than other types of food and are subject to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. For example, weather patterns in recent years have resulted in lower than normal levels of rainfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food commodities grown in states facing drought conditions. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we are able to contract for the majority of the food commodities used in our restaurants for periods of up to one year, the pricing and availability of some of the commodities used in our operations cannot be locked in for periods of longer than one week or at all. Currently, we have pricing understandings of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry, seafood, dairy products, soups and sauces, bakery items and certain meat products. We do not use financial instruments to hedge our risk to market fluctuations in the price of beef, seafood, produce and other food products at this time. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Increases in our labor costs, including as a result of changes in government regulation, could slow our growth or harm our business.

We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of revenues, higher than other industries, we may be significantly harmed by labor cost increases.

We retain the financial responsibility for up to $250,000 of risks and associated liabilities with respect to workers’ compensation, general liability, employment practices and other insurable risks through our self insurance programs. Unfavorable fluctuations in market conditions, availability of such insurance or changes in state and/or federal regulations could significantly increase our self insurance costs and insurance premiums. In addition, we are subject to the risk of employment-related litigation at both the state and federal levels, including claims styled as class action lawsuits which are more costly to defend. Also, some employment related claims in the area of wage and hour disputes are not insurable risks.

Despite our efforts to control costs while still providing competitive health care benefits to our staff members, significant increases in health care costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective. Further, we are continuing to assess the impact of recently-adopted federal health care legislation on our health care benefit costs, and significant increases in such costs could adversely impact our operating results. There is no assurance that we will be able to pass through the costs of such legislation in a manner that will not adversely impact our operating results.

In addition, many of our restaurant personnel are hourly workers subject to various minimum wage requirements or changes to tip credits. Mandated increases in minimum wage levels and changes to the tip credit, which are the amounts an employer is permitted to assume an employee receives in tips when calculating the employee’s hourly wage for minimum wage compliance purposes, have recently been and continue to be proposed and implemented at both federal and state government levels. Minimum wage increases or changes to allowable tip credits may increase our labor costs or effective tax rate.

Additionally, potential changes in labor legislation, including the Employee Free Choice Act (EFCA), could result in portions of our workforce being subjected to greater organized labor influence. The EFCA could impact the nature of labor relations in the United States and how union elections and contract negotiations are conducted. The EFCA aims to facilitate unionization, and employers of unionized employees may face mandatory, binding arbitration of labor scheduling, costs and standards, which could increase the costs of doing business. Although we do not currently have any unionized employees, EFCA or similar labor legislation could have an adverse effect on our business and financial results by imposing requirements that could potentially increase costs and reduce our operating flexibility.

Labor shortages could increase our labor costs significantly or restrict our growth plans.

Our restaurants are highly dependent on qualified management and operating personnel, including regional management, general managers and executive chefs. Qualified individuals have historically been in short supply and an inability to attract and retain them would limit the success of our existing restaurants as well as our development of new restaurants. We can make no assurances that we will be able to attract and retain qualified individuals in the future. Additionally, the cost of attracting and retaining qualified individuals may be higher than we anticipate, and as a result, our profitability could decline.

Guest traffic at our restaurants could be significantly affected by competition in the restaurant industry in general and, in particular, within the dining segments of the restaurant industry in which we compete.

The restaurant industry is highly competitive with respect to food quality, ambiance, service, price and value and location, and a substantial number of restaurant operations compete with us for guest traffic. The main competitors for our brands are other operators of mid-priced, full service concepts in the multi-location upscale affordable dining segment in which we compete most directly for real estate locations and guests, including Maggiano’s, Cheesecake Factory, P.F. Chang’s and BJ’s Restaurants. We also compete to a lesser extent with nationally recognized casual dining Italian restaurants such as Romano’s Macaroni Grill, Carrabba’s Italian Grill and Olive Garden, as well as high quality, locally-owned and operated Italian restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing restaurants or intend to locate new restaurants. Any inability to successfully compete with the other restaurants in our markets will place downward pressure on our guest traffic and may prevent us from increasing or sustaining our revenues and profitability. We may also need to evolve our concepts in order to compete with popular new restaurant formats or concepts that develop from time to time, and we cannot offer any assurance that we will be successful in doing so or that modifications to our concepts will not reduce our profitability. In addition, with improving product offerings at fast casual restaurants, quick-service restaurants and grocery stores and the influence of negative economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect guest traffic at our restaurants.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information available to guests, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore, the PPACA establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. The FDA is also permitted to require additional nutrient disclosures, such as disclosure of trans fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

Certain provisions of the PPACA became effective upon enactment, while other provisions will require regulations to be promulgated by the FDA. For example, the FDA is required to issue proposed regulations by March 23, 2011 to establish the methods by which restaurants should measure the nutrient content of their standard menu items to arrive at the declared value, and provide guidance as to the format and manner of the nutrient content disclosures required under the law. It is expected that the FDA will not enforce the applicable provisions of the PPACA until these regulations are finalized. The PPACA specifically preempts conflicting state and local laws, and instead provides a single, national standard for nutrition labeling of restaurant menu items. However, until the FDA issues final regulations, we will continue to be subject to a variety of state and local laws and regulations regarding nutritional content disclosure requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another.

Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. We cannot predict the impact of the new nutrition labeling requirements under the PPACA, once they are issued and implemented. Additionally, some government authorities are increasing regulations regarding trans-fats and sodium, which may require us to limit or eliminate trans-fats and sodium from our menu offerings and switch to higher cost ingredients and may hinder our ability to operate in certain markets.

We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. While we believe that our ability to adapt to consumer preferences is a strength of our concepts, we are concerned that the imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

Our marketing programs may not be successful.

We expend significant resources in our marketing efforts, using a variety of media, including social media venues. We expect to continue to conduct brand awareness programs and guest initiatives to attract and retain guests. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to purchase significantly more television and radio advertising than we are able to purchase. Should our competitors increase spending on advertising and promotions or our advertising funds decrease for any reason, or should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

The impact of new restaurant openings could result in fluctuations in our financial performance.

Quarterly results have been, and in the future may continue to be, significantly impacted by the timing of new restaurant openings (often dictated by factors outside of our control), including associated pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new restaurants. We typically incur the most significant portion of pre-opening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. Our experience has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including the training of new personnel, lack of market awareness, inability to hire sufficient qualified staff and other factors. Accordingly, the volume and timing of new restaurant openings has had, and may continue to have, a meaningful impact on our profitability. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and these fluctuations may cause our operating results to be below expectations of public market analysts and investors.

Opening new restaurants in existing markets may negatively affect sales at our existing restaurants.

The consumer target area of our restaurants varies by location, depending on a number of factors such as population density, local retail and business attractions, area demographics and geography. As a result, the opening of a new restaurant, whether using the same brand or a different brand, in or near markets in which we already have existing restaurants could adversely impact the sales of new or existing restaurants. We do not intend to open new restaurants that materially impact the existing sales of our existing restaurants. However, there can be no assurance that sales cannibalization between our restaurants will not occur or become more significant in the future as we continue to expand our operations.

Our business operations and future development could be significantly disrupted if we lose key members of our management team.

The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Saed Mohseni, our President and Chief Executive Officer and James J. O’Connor, our Chief Financial Officer, as well as certain of our other senior executive officers. We currently have employment agreements in place with Mr. Mohseni and Mr. O’Connor. The loss of the services of our CEO, CFO, senior officers or other key employees could have a material adverse effect on our business and plans for future development. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key man life insurance policies for any of our employees.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We opened two BRAVO! and three BRIO restaurants in 2010, two BRAVO! and five BRIO restaurants in 2009, and in 2008 we opened seven BRAVO! and six BRIO restaurants. Our recent and future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.

Restaurant companies have been the target of class-actions and other litigation alleging, among other things, violations of federal and state law.

We are subject to a variety of lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. In recent years, a number of restaurant companies have been subject to claims by guests, employees and others regarding issues such as food safety, personal injury and premises liability, employment-related claims, harassment, discrimination, disability and other operational issues common to the foodservice industry. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time, including a 2004 class action lawsuit initiated by servers at a BRIO location in Newport, Kentucky. In this lawsuit, certain of our servers alleged that they were required to remit back to the restaurant a percentage of their tips in violation of Kentucky law. While we settled this lawsuit for an immaterial amount and no other such lawsuits have had a material impact historically, an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have an adverse impact on our profitability and could cause variability in our results compared to expectations. We are self-insured, or carry insurance programs with specific retention levels, for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s liability, health benefits and other insurable risks. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, we could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims and the diversion of time and resources from our operations.

Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability.

We believe our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance and directors’ and officers’ liability insurance fluctuates based on our historical trends, market conditions and availability. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2011. These increases, as well as recently-enacted federal legislation requiring employers to provide specified levels of health insurance to all employees, could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our guests.

Our indebtedness may limit our ability to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. In connection with the initial public offering of our common shares, we repaid all outstanding loans under our previously existing senior credit facilities and entered into new senior credit facilities that included a $45.0 million term loan facility and a $40.0 million revolving credit facility. As of December 26, 2010, we had approximately $41.0 million of outstanding indebtedness under our term loan facility and no outstanding indebtedness under our revolving credit facility. As of December 26, 2010, we had $36.8 million of revolving loan availability under our senior revolving credit facility (after giving effect to $3.2 million of outstanding letters of credit). For the years ended December 26, 2010 and December 27, 2009, our net principal repayments on indebtedness (including net repayments under our previously existing revolving credit facility) were $77.1 million and $9.3 million, respectively, and cash interest payments for such periods were $6.4 million and $7.0 million, respectively. Our senior credit facilities mature in 2015, and borrowings under the senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in our credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.75% to 3.25%. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources — Current Resources.”

Our indebtedness could have important consequences to you. For example, it:

•	requires us to utilize a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity and other general corporate purposes;

•	increases our vulnerability to adverse general economic or industry conditions;

•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	makes us more vulnerable to increases in interest rates, as borrowings under our senior credit facilities are at variable rates;

•	limits our ability to obtain additional financing in the future for working capital or other purposes; and

•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.

Although our senior credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.

Our senior credit facilities require us to maintain certain interest expense coverage ratios and leverage ratios which become more restrictive over time. While we have never defaulted on compliance with any financial covenants under the terms of our indebtedness, our ability to comply with these ratios in the future may be affected by events beyond our control, and an inability to comply with the required financial ratios could result in a default under our senior credit facilities. In the event of any default, the lenders under our senior credit facilities could elect to terminate lending commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable.

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

We may be unable to obtain debt or other financing on favorable terms or at all.

There are inherent risks in our ability to borrow. Our lenders may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy, increased financial instability of many borrowers and the declining value of their assets. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our senior credit facilities, refinance our existing indebtedness or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our senior credit facilities because of a lender default or to obtain other cost-effective financing.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged. Such measures could include deferring capital expenditures (including the opening of new restaurants) and reducing or eliminating other discretionary uses of cash.

We may be required to record additional asset impairment charges in the future.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we review long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for financial performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria. Negative restaurant-level cash flow over the previous 12-month period is considered a potential impairment indicator. In such situations, we evaluate future cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. Based on this analysis, if we believe that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds fair value. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies — Impairment of Long-Lived Assets.” We recognized asset impairment charges of approximately $6.4 million and $8.5 million in fiscal 2009 and 2008, respectively, related to three and five restaurants, respectively. We had no asset impairment charges in fiscal 2010.

Continued economic weakness within our respective markets may adversely impact consumer discretionary spending and may result in lower restaurant sales. Unfavorable fluctuations in our commodity costs, supply costs and labor rates, which may or may not be within our control, may also impact our operating margins.

Any of these factors could as a result affect the estimates used in our impairment analysis and require additional impairment tests and charges to earnings. We continue to assess the performance of our restaurants and monitor the need for future impairment. There can be no assurance that future impairment tests will not result in additional charges to earnings.

Security breaches of confidential guest information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests’ credit or debit card information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on us and our restaurants.

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our names and logos and the unique ambiance of our restaurants. We have registered or applied to register a number of our trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.

If our efforts to register, maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. We may also face the risk of claims that we have infringed third parties’ intellectual property rights. If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, require us to rebrand our services, if feasible, divert management’s attention and resources or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products or services, any of which could have a negative impact on our operating profits and harm our future prospects.

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. Although we employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, there can be no assurance that these security measures will be successful.

A major natural or man-made disaster at our corporate facility could have a material adverse effect on our business.

Most of our corporate systems, processes and corporate support for our restaurant operations are centralized at one Ohio location with certain systems and processes being concurrently stored at an offsite storage facility in accordance with our new disaster recovery plan. Back-up data tapes are also sent to a separate off-site location on a weekly basis. As part of our new disaster recovery plan, we are currently finalizing the backup processes for our core systems at our co-location facility. If we are unable to fully implement this new disaster recovery plan, we may experience failures or delays in recovery of data, delayed reporting and compliance, inability to perform necessary corporate functions and other breakdowns in normal operating procedures that could have a material adverse effect on our business and create exposure to administrative and other legal claims against us.

We now incur increased costs and obligations as a result of being a public company.

Prior to October 26, 2010, as a privately held company, we were not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we now incur significant legal, accounting and other expenses that we were not required to incur in the recent past. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the Nasdaq Global Market, have created uncertainty for public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities. We estimate that we will incur approximately $1.0 to $1.5 million of incremental costs per year associated with being a publicly-traded company; however, it is possible that our actual incremental costs of being a publicly-traded company will be higher than we currently estimate. In estimating these costs, we took into account expenses related to insurance, legal, accounting and compliance activities.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC after the consummation of our initial public offering, and will require in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.

Federal, state and local tax rules may adversely impact our results of operations and financial position.

We are subject to federal, state and local taxes in the U.S. Although we believe our tax estimates are reasonable, if the Internal Revenue Service (“IRS”) or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position. In addition, complying with new tax rules, laws or regulations could impact our financial condition, and increases to federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our financial results.

Risks Relating to Our Common Shares

The price of our common shares may be volatile and you could lose all or part of your investment.

Volatility in the market price of our common shares may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common shares could fluctuate significantly for various reasons, which include:

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	additions or departures of our senior management personnel;

•	sales of common shares by our directors and executive officers;

•	sales or distributions of common shares by our private equity sponsors;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	the level and quality of research analyst coverage for our common shares, changes in financial estimates or investment recommendations by securities analysts following our business or failure to meet such estimates;

•	the financial disclosure we may provide to the public, any changes in such disclosure or our failure to meet such disclosure;

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our distributors or suppliers or our competitors;

•	introductions of new offerings or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or our competitors;

•	short sales, hedging and other derivative transactions in our common shares;

•	the operating and stock price performance of other companies that investors may deem comparable to us; and

•	other events or factors, including changes in general conditions in the United States and global economies or financial markets (including those resulting from Acts of God, war, incidents of terrorism or responses to such events).

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The price of our common shares could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.

In the past, following periods of market volatility in the price of a company’s securities, security holders have often instituted class action litigation. If the market value of our common shares experiences adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

Future sales of our common shares in the public market could lower our share price.

Sales of substantial amounts of our common shares in the public market by our existing shareholders, upon the exercise of outstanding stock options or stock options granted in the future or by persons who acquire shares in the public market may adversely affect the market price of our common shares. Such sales could also create public perception of difficulties or problems with our business. These sales might also make it more difficult for us to sell securities in the future at a time and price that we deem appropriate.

As of December 26, 2010, we had outstanding 19,250,500 common shares, of which:

•	11,500,000 shares are shares that were sold in connection with our initial public offering and, unless purchased by affiliates, may be resold in the public market;

•	44,564 shares are shares held by non-employee existing shareholders and are eligible for sale; and

•	7,705,936 shares are “restricted securities,” as defined in Rule 144 under the Securities Act, and eligible for sale in the public market pursuant to the provisions of Rule 144, all of which are subject to lock-up agreements with the underwriters of our initial public offering and will become available for resale in the public market beginning April 19, 2011, unless earlier waived by the underwriters.

In addition, we have reserved 1.9 million common shares for issuance under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan, of which 449,300 shares are subject to vesting under outstanding restricted stock awards and 1,450,200 shares remain eligible for future issuance, and stock options to purchase an aggregate of 1,404,203 common shares are currently outstanding under the Bravo Development, Inc. Option Plan.

With limited exceptions, the lock-up agreements with the underwriters of our initial public offering prohibit a shareholder from selling, contracting to sell or otherwise disposing of any common shares or securities that are convertible or exchangeable for common shares or entering into any arrangement that transfers the economic consequences of ownership of our common shares for at least 180 days from the date of the prospectus filed in connection with our initial public offering, although the lead underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to these lock-up agreements. Upon a request to release any shares subject to a lock-up, the lead underwriters would consider the particular circumstances surrounding the request including, but not limited to, the length of time before the lock-up expires, the number of shares requested to be released, reasons for the request, the possible impact on the market for our common shares and whether the holder of our shares requesting the release is an officer, director or other affiliate of ours. As a result of these lock-up agreements, notwithstanding earlier eligibility for sale under the provisions of Rule 144, none of these shares may be sold until at least April 19, 2011.

As restrictions on resale end, our share price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These sales might also make it more difficult for us to sell securities in the future at a time and at a price that we deem appropriate.

If securities analysts or industry analysts downgrade our shares, publish negative research or reports, or do not publish reports about our business, our share price and trading volume could decline.

The trading market for our common shares is influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our shares or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Certain provisions of Ohio law and our articles of incorporation and regulations may deter takeover attempts, which may limit the opportunity of our shareholders to sell their shares at a favorable price, and may make it more difficult for our shareholders to remove our board of directors and management.

Provisions in our articles of incorporation and regulations may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	advance notice requirements for shareholders proposals and nominations;

•	availability of “blank check” preferred shares;

•	establishment of a classified board of directors so that not all members of our board of directors are elected at one time;

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or due to the resignation or departure of an existing board member;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates; and

•	limitations on the removal of directors.

In addition, because we are incorporated in Ohio, we are governed by the provisions of Section 1704 of the Ohio Revised Code. These provisions may prohibit large shareholders, particularly those owning 10% or more of our outstanding voting stock, from merging or combining with us. These provisions in our articles of incorporation and regulations and under Ohio law could discourage potential takeover attempts, could reduce the price that investors are willing to pay for our common shares in the future and could potentially result in the market price being lower than it would without these provisions.

Although no preferred shares were outstanding as of December 26, 2010 and although we have no present plans to issue any preferred shares, our articles of incorporation authorize the board of directors to issue up to 5,000,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our board of directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of our company, even if some of our shareholders consider such change of control to be beneficial.

Since we do not expect to pay any dividends for the foreseeable future, investors may be forced to sell their shares in order to realize a return on their investment.

We have not declared or paid any dividends on our common shares. We do not anticipate that we will pay any dividends to holders of our common shares for the foreseeable future. Any payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our senior credit facilities and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment.

The concentration of our capital stock ownership with our sponsors and other insiders will likely limit an investor’s ability to influence corporate matters.

As of December 26, 2010, our private equity sponsors, Castle Harlan, Inc. and Bruckmann, Rosser, Sherrill & Co., each owned approximately 11.8% of our outstanding common shares, and our sponsors, executive officers, directors and affiliated entities controlled by us, these entities or these individuals together beneficially owned or controlled approximately 34.0% of our outstanding common shares. As a result, these shareholders, acting individually or together, have substantial influence and control over management and matters that require approval by our shareholders, including amendments to our articles of incorporation and regulations and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. This concentration of ownership may delay or prevent a change in control of our company and make the execution of some transactions more difficult or impossible without the support of these shareholders. It is possible that the interests of our sponsors and other insider shareholders may in some circumstances conflict with our interests, the interests of the other sponsors or insiders or the interests of our other shareholders, including you.

Certain of our directors are also officers or control persons of our sponsors and/or their affiliates. Although these directors owe a fiduciary duty to manage us in a manner beneficial to us and our shareholders, these individuals also owe fiduciary duties to these other entities and their shareholders, members and limited partners. Because our sponsors and their affiliates have such interests in other companies and engage in other business activities, certain of our directors may experience conflicts of interest in allocating their time and resources among our business and these other activities. Furthermore, these individuals could make substantial profits as a result of investment opportunities allocated to entities other than us. As a result, these individuals could pursue transactions that may not be in our best interest, which could have a material adverse effect on our operations and your investment.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common shareholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common shares. If we issue additional equity securities, existing shareholders will experience dilution, and the new equity securities could have rights senior to those of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future securities offerings reducing the market price of our common shares and diluting their interest.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth our restaurant locations as of December 26, 2010.

	Bravo	Brio	Total Number
Location	Restaurants	Restaurants	of Restaurants

Alabama		1	1
Arizona		2	2
Arkansas	1		1
Colorado		2	2
Connecticut		1	1
Delaware		1	1
Florida	2	7	9
Georgia		2	2
Illinois	2	1	3
Indiana	3		3
Iowa	1		1
Kansas	1		1
Kentucky	1	1	2
Louisiana	2		2
Maryland		1	1
Michigan	4	2	6
Missouri	2	2	4
Nevada		1	1
New Jersey		1	1
New Mexico	1		1
New York	2		2
North Carolina	2	2	4
Ohio	10	6	16
Oklahoma	1		1
Pennsylvania	6		6
Tennessee	1		1
Texas	1	4	5
Virginia	2	2	4
Wisconsin	2		2

Total	47	39	86

We own four properties, two in Ohio and one in each of Indiana and Pennsylvania, and operate restaurants on each of these sites. We lease the remaining land and buildings used in our restaurant operations under various long-term operating lease agreements. The initial lease terms range from ten to 20 years. The leases include renewal options for three to 20 additional years. Our leases currently expire between 2011 and 2028. The majority of our leases provide for base (fixed) rent, plus additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. The term of one lease relating to the restaurant locations set forth above is set to expire in 2011 but may be renewed at our option for an additional three year term expiring in 2014. Our main office, not included in the table above, is also leased and is located at 777 Goodale Boulevard, Suite 100, Columbus, Ohio 43212.

Item 3.	Legal Proceedings.

Occasionally we are a party to various legal actions arising in the ordinary course of our business including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of February 17, 2011, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations, or cash flows.

Item 4.	(Removed and Reserved).

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares have been traded on the NASDAQ Global Market under the symbol “BBRG” since October 21, 2010. Prior to that date there was no public market for our common shares. The following table set forth, for the periods indicated, the high and low price per share of our common shares, as reported by the NASDAQ Global Market:

Quarter Ended	High	Low

December 26, 2010	$20.29	$14.26

Dividend Policy

We have not paid or declared any cash dividends on our common shares and do not anticipate paying any dividends on our common shares in the foreseeable future. We currently intend to retain any future earnings to fund the operation, development and expansion of our business. Any future determinations relating to our dividend policies will be made at the discretion of our board of directors and will depend on existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, our ability to declare and pay dividends is restricted by covenants in our senior credit facilities.

Holders:

There were approximately 900 holders of record of our common shares at February 16, 2011.

Price Performance Graph

The graph below compares the cumulative total shareholder return on $100.00 invested at the opening of the market on October 21, 2010, the date the Company’s common shares were first listed on the NASDAQ Global Market, through and including the market close on December 26, 2010, with the cumulative total return of the same time period on the same amount invested in the NASDAQ Composite® (US) Index and the Nation’s Restaurant News Stock Index. The chart below the graph sets forth the actual numbers depicted on the graph.

	10/21/2010	10/24/2010	11/21/2010	12/26/2010
Bravo Brio Restaurant Group, Inc. (BBRG)	$100.00	$124.14	$121.10	$129.03
NASDAQ Composite® (US) Index	100.00	101.48	101.11	107.89
Nation’s Restaurant News Stock Index	100.00	102.80	104.90	104.84

Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities

Immediately prior to the consummation of our initial public offering, pursuant to an exchange agreement dated as of October 18, 2010 among us and each of our then existing shareholders, we completed an exchange of each share of our then outstanding common stock and Series A preferred stock for our new common shares. An aggregate of 14,250,000 new common shares were issued by us in exchange for all shares of our outstanding Series A preferred stock and our outstanding common stock. Under the terms of the exchange agreement, each outstanding share of Series A preferred stock together with all accrued and undeclared dividends thereon was exchanged for approximately 117.9 new common shares and each outstanding share of common stock was exchanged for approximately 6.9 new common shares. After completion of the exchange, we had 7,234,370 and 7,015,630 common shares, no par value per share, outstanding as a result of the exchange of our outstanding common stock and Series A preferred stock, respectively. In connection with the exchange and our initial public offering, we increased our authorized shares from 3,000,000 shares of common stock, par value $0.001 per share, up to 100,000,000 common shares, no par value per share, and 5,000,000 preferred shares, no par value per share.

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

We paid to the underwriters underwriting discounts and commissions totaling approximately $4.9 million in connection with the offering. In addition, through December 26, 2010, we incurred additional costs of approximately $3.0 million in connection with the offering which, when added to the underwriting discounts and commissions paid, resulted in total expenses of approximately $7.9 million related to the offering. Accordingly, the net proceeds to us from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $62.1 million.

We used those net proceeds to pay down our then existing indebtedness as well as to pay management termination fees and for general corporate purposes. There was no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 21, 2010 pursuant to Rule 424(b) of the Securities Act of 1933, as amended. Except for the payment of management termination fees, which totaled approximately $0.8 million, none of the payments made by us were direct or indirect payments to any of our directors or officers or their associates or persons owning 10 percent of more of our common shares or to our affiliates or to others.

Item 6.	Selected Financial Data.

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and the related notes to those statements. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these materials are contained elsewhere in this report. The selected historical consolidated financial data as of December 26, 2010 and December 27, 2009 and for the three years in the period ended December 26, 2010 have been derived from consolidated financial statements audited by Deloitte & Touche LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 28, 2008, December 30, 2007 and December 31, 2006 and for the two years in the period ended December 30, 2007 have been derived from our audited consolidated financial statements not included elsewhere in this report.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

	Fiscal Year(1)
Statement of Operations Data	2010	2009	2008	2007	2006
	(Dollars in thousands except per share data)

Revenues	$343,025	$311,709	$300,783	$265,374	$241,369

Costs and Expenses
Cost of sales	89,456	82,609	84,618	75,340	70,632
Labor	114,468	106,330	102,323	89,663	81,054
Operating	53,331	48,917	47,690	41,567	36,966
Occupancy	22,729	19,636	18,736	16,054	14,072
General and administrative expenses	37,539	17,280	15,271	17,230	15,760
Restaurant preopening costs	2,375	3,758	5,434	5,647	4,658
Asset impairment charges	—	6,436	8,506	—	3,266
Depreciation and amortization	16,708	16,088	14,651	12,309	9,414

Total costs and expenses	336,606	301,054	297,229	257,810	235,822

Income from operations	6,419	10,655	3,554	7,564	5,547
Loss on extinguishment of debt	1,300	—	—	—	—
Interest expense, net	6,121	7,119	9,892	11,853	5,643

(Loss) income before income tax expense	(1,002)	3,536	(6,338)	(4,289)	(96)
Income tax expense (benefit)	228	135	55,061	(3,503)	613

Net (loss) income	(1,230)	3,401	(61,399)	(786)	(709)

Undeclared preferred dividends- net of adjustments(2)	(3,769)	(11,599)	(10,175)	(8,920)	(4,257)

Net loss attributed to common shareholders	$(4,999)	$(8,198)	$(71,574)	$(9,706)	$(4,966)

Per Share Data(3)
Net loss attributed to common shareholders — Basic and Diluted	$(0.54)	$(1.13)	$(9.89)	$(1.34)	NM

Weighted average shares outstanding — Basic and Diluted	9,281	7,234	7,234	7,234	NM

Balance Sheet Data (at the end of the period)
Cash and cash equivalents	2,460	249	682	740	829
Working capital (deficit)	(35,334)	(36,156)	(34,320)	(33,110)	(18,334)
Total assets	163,453	160,842	157,764	195,048	180,132
Total debt	41,000	118,031	125,950	114,136	112,056
Total stockholders’ equity (deficiency in assets)	6,403	(72,690)	(76,091)	(14,692)	(13,906)

(1)	We utilize a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal years ended December 26, 2010, December 27, 2009, December 28, 2008 and December 30, 2007, each have 52 weeks, while the fiscal year ended December 31, 2006 had 53 weeks.

(2)	The undeclared preferred dividend total for fiscal 2010 of $10.8 million was offset by an add-back of $7.0 million in the fourth quarter of 2010 related to the exchange of the Company’s Series A preferred stock. The exchange of the Series A preferred stock was completed prior to our initial public offering, using an estimated initial public offering price of $15.00 per share which, based on the total liquidation preference for the Series A preferred stock (including accrued and undeclared dividends thereon) of $105.2 million as of the date of the exchange, resulted in the issuance of 7,015,630 common shares. Because the final initial public offering price was $14.00 per share, the 7,015,630 common shares issued to the preferred shareholders represented only $98.2 million of value, $7.0 million less than the carrying value of the Series A preferred stock as of the date of the exchange. Because the fair value of consideration transferred was less than the carrying amount of the Series A preferred stock, the discount was added back to undeclared preferred dividends in arriving at net earnings available to common shareholders and is recorded as such on the Consolidated Statements of Operations for fiscal 2010.

(3)	The Company was structured as a Subchapter S corporation for the year ended December 25, 2005 and was changed to a C corporation effective June 29, 2006 as part of our recapitalization in 2006. As a result, corporate income taxes and per share data for 2006 is not meaningful and therefore not shown in the table above. If the Company had been a C corporation during the pre-recapitalization period of 2006, the income tax expense would have been $0.5 million higher than the amount presented in the table above.

Non-GAAP Measures

Modified Pro Forma net income and Modified Pro Forma earnings per share are supplemental measures of our performance that are not required or presented in accordance with generally accepted accounting principles, or GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered by themselves or as a substitute for measures of performance prepared in accordance with GAAP.

We calculate these non-GAAP measures by adjusting net income and net income per share for the impact of certain items that are reflected to show a year over year comparison taking into account the assumption that our initial public offering occurred and we became a public company on the first day of 2009. We believe these adjusted measures provide additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will not be affected by unusual or infrequent items. Appling the above assumption, our basic and dilutive share counts for this calculation are 19,250,500 shares and 20,600,000, respectively.

The following is a reconciliation from net loss and net loss per share to the corresponding adjusted measures:

	Fiscal Year
	2010	2009

Net loss attributed to common shareholders	$(4,999)	$(8,198)
Impact from:
Management Fees(1)	2,402	1,722
Incremental Public Company Costs(2)	(1,164)	(1,224)
Stock Compensation Expense(3)	(1,507)	(1,800)
Interest Expense(4)	4,169	4,453
Income Tax Expense(5)	(6,399)	(3,351)
Undeclared Preferred Dividends(6)	3,769	11,599
Write-off of loan origination fees(7)	1,300	—
Stock Compensation Expense(8)	17,892	—
Gain on Sale of Restaurant(9)	—	(1,502)
Asset Impairment(10)	—	6,436

Modified Pro Forma net income	$15,463	$8,135

	Basic		Diluted
	2010	2009	2010	2009

Net loss per share- using adjusted share counts	$(0.26)	$(0.43)	$(0.24)	$(0.40)
Impact from:
Management Fees(1)	$0.12	0.09	0.12	0.08
Incremental Public Company Costs(2)	$(0.06)	(0.06)	(0.06)	(0.06)
Stock Compensation Expense(3)	$(0.08)	(0.09)	(0.07)	(0.09)
Interest Expense(4)	$0.22	0.23	0.20	0.22
Income Tax Expense(5)	$(0.33)	(0.17)	(0.31)	(0.16)
Undeclared Preferred Dividends(6)	$0.19	0.60	0.18	0.56
Write-off of loan origination fees(7)	$0.07	—	0.06	—
Stock Compensation Expense(8)	$0.93	—	0.87	—
Gain on Sale of Restaurant(9)	$—	(0.08)	—	(0.07)
Asset Impairment(10)	$—	0.33	—	0.31

Modified Pro Forma net income per share	$0.80	$0.42	$0.75	$0.39

1)	Represents management fees and expenses paid to our private equity sponsors which will not be incurred subsequent to our initial public offering.

2)	Represents an estimate of additional recurring incremental legal, accounting, insurance and other compliance costs we expect to incur as a public company.

3)	Represents the estimate of recurring stock compensation expense related to restricted shares issued pursuant to the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan which was approved by our board of directors and shareholders in October, 2010, offset by the actual compensation cost booked in the fourth quarter of 2010 related to outstanding restricted shares.

4)	Represents an adjustment to interest expense assuming the receipt of proceeds from our initial public offering and the use of such proceeds to pay down debt at the beginning of fiscal 2009.

5)	Currently, our net deferred tax assets are offset by a full valuation allowance. This adjustment reflects a tax rate of 30.0% which reflects our estimate of our long-term effective tax rate.

6)	Our Series A preferred shares plus cumulative undeclared dividends thereon were converted to common shares pursuant to the exchange agreement (executed in connection with our initial public offering). This adjustment reflects the add-back of undeclared preferred dividends net of gain on conversion of preferred stock.

7)	Reflects the write-off of the unamortized portion of our old loan origination costs related to our previous credit facility.

8)	Represents the one-time non-cash stock compensation charge recorded for existing options to purchase our common shares under the 2006 Stock Option Plan that became fully vested and exercisable upon consummation of our initial public offering.

9)	Reflects an adjustment for a gain on the sale of a restaurant during the third quarter of 2009, primarily due to the recognition of deferred lease incentives. We do not expect gains of this nature in the future.

10)	Reflects the charges recorded in fiscal 2009 related to the impairment of three restaurants.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Selected Financial Data and our audited consolidated financial statements and the accompanying notes thereto included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Part I, Item 1A “Risk Factors” of this report.

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

Performance Indicators

We use the following key performance indicators in evaluating the performance of our restaurants:

•	Comparable Restaurants and Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in guest count trends as well as changes in average check.

•	Average Check. Average check is calculated by dividing revenues by guest counts for a given time period. Average check reflects menu price influences as well as changes in menu mix. Management uses this indicator to analyze trends in guests preferences, effectiveness of menu changes and price increases and per guest expenditures.

•	Average Unit Volume. Average unit volume consists of the average sales of our restaurants over a certain period of time. This measure is calculated by dividing total restaurant sales within a period by the relevant period. This indicator assists management in measuring changes in guest traffic, pricing and development of our brands.

•	Operating Margin. Operating margin represents income from operations before interest and taxes as a percentage of our revenues. By monitoring and controlling our operating margins, we can gauge the overall profitability of our company.

Key Financial Definitions

Revenues.  Revenues primarily consist of food and beverage sales, net of any discounts, such as management meals, employee meals and coupons, associated with each sale. Revenues in a given period are directly influenced by the number of operating weeks in such period and comparable restaurant sales growth.

Cost of Sales.  Cost of sales consist primarily of food and beverage related costs. The components of cost of sales are variable in nature, change with sales volume and are subject to increases or decreases based on fluctuations in commodity costs. Our cost of sales depends in part on the success of controls we have in place to manage our food and beverage costs.

Labor Costs.  Labor costs include restaurant management salaries, front and back of house hourly wages and restaurant-level manager bonus expense, employee benefits and payroll taxes.

Operating Costs.  Operating costs consist primarily of restaurant-related operating expenses, such as supplies, utilities, repairs and maintenance, credit card fees, marketing costs, training, recruiting, travel and general liability insurance costs.

Occupancy Costs.  Occupancy costs include rent charges, both fixed and variable, as well as common area maintenance costs, property insurance and taxes, the amortization of tenant allowances and the adjustment to straight-line rent.

General and Administrative.  General and administrative costs include costs associated with corporate and administrative functions that support our operations, including management and staff compensation and benefits, travel, legal and professional fees, corporate office rent, stock compensation costs and other related corporate costs.

Restaurant Pre-opening Costs.  Restaurant pre-opening expenses consist of costs incurred prior to opening a restaurant, including executive chef and manager salaries, relocation costs, recruiting expenses, employee payroll and related training costs for new employees, including rehearsal of service activities. Pre-opening costs also include an accrual for straight-line rent recorded during the period between date of possession and the restaurant opening date for our leased restaurant locations.

Impairment.  We review long-lived assets, such as property and equipment and intangibles, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. See “— Significant Accounting Policies — Impairment of Long-Lived Assets” for further detail.

Net interest expense.  Net interest expense consists primarily of interest on our outstanding indebtedness, net of payments and mark-to-market adjustments on an interest rate swap agreement that expired in 2009.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues:

	Fiscal Year Ended
	December 26	% of	December 27	% of	December 28	% of
	2010	Revenue	2009	Revenue	2008	Revenue
		(Dollar in thousands, unless percentage)

Revenues	$343,025	100%	$311,709	100%	$300,783	100%

Costs and Expenses
Cost of sales	89,456	26.1%	82,609	26.5%	84,618	28.1%
Labor	114,468	33.4%	106,330	34.1%	102,323	34.0%
Operating	53,331	15.5%	48,917	15.7%	47,690	15.9%
Occupancy	22,729	6.6%	19,636	6.3%	18,736	6.2%
General and administrative expenses	37,539	10.9%	17,280	5.5%	15,271	5.1%
Restaurant preopening costs	2,375	0.7%	3,758	1.2%	5,434	1.8%
Asset impairment charges	—	0.0%	6,436	2.1%	8,506	2.8%
Depreciation and amortization	16,708	4.9%	16,088	5.2%	14,651	4.9%

Total costs and expenses	336,606	98.1%	301,054	96.6%	297,229	98.8%

Income from operations	6,419	1.9%	10,655	3.4%	3,554	1.2%
Loss on extinguishment of debt	1,300	0.4%	—	0.0%	—	0.0%
Interest expense, net	6,121	1.8%	7,119	2.3%	9,892	3.3%

(Loss) income before income taxes	(1,002)	(0.3)%	3,536	1.1%	(6,338)	(2.1)%
Income tax expense	228	0.1%	135	0.0%	55,061	18.3%

Net (loss) income	$(1,230)	(0.4)%	$3,401	1.1%	$(61,399)	(20.4)%

Year Ended December 26, 2010 Compared to Year Ended December 27, 2009

Revenues.  Revenues increased $31.3 million, or 10.0%, to $343.0 million in fiscal 2010, from $311.7 million in fiscal 2009. This increase was driven by $26.7 million in additional revenues related primarily to an additional 299 operating weeks provided by new restaurants opened in 2010 and 2009. Also contributing to this increase was a $4.6 million, or 1.6%, increase in sales from our comparable restaurants. Higher comparable restaurant sales were driven by an increase in average check during fiscal 2010, which resulted in additional revenues of $7.8 million, partially offset by a 1.1% decrease in guest counts that resulted in a $3.2 million decrease in revenues.

For our BRAVO! brand, restaurant revenues increased $6.3 million, or 4.2%, to $156.6 million in fiscal 2010 as compared to $150.3 million in fiscal 2009. Comparable revenues for the BRAVO! brand restaurants decreased 0.1%, or $0.1 million, to $140.2 million in fiscal 2010. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $6.4 million to $16.4 million in fiscal 2010. At December 26, 2010, there were 44 BRAVO! restaurants included in the comparable restaurant base and three BRAVO! restaurants not included in the comparable restaurant base.

For our BRIO brand, restaurant revenues increased $24.5 million, or 15.2%, to $186.0 million in fiscal 2010 as compared to $161.5 million in fiscal 2009. Comparable revenues for the BRIO brand restaurants increased 3.2%, or $4.8 million, to $152.2 million in fiscal 2010. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $19.7 million to $33.8 million in fiscal 2010. At December 26, 2010, there were 32 BRIO restaurants included in the comparable restaurant base and seven BRIO restaurants not included in the comparable restaurant base.

Cost of Sales.  Cost of sales increased $6.9 million, or 8.3%, to $89.5 million in fiscal 2010, from $82.6 million in fiscal 2009. Food costs decreased 0.4% as a percentage of revenues but increased by $5.3 million in total dollars for 2010 as compared to 2009. Beverage costs remained flat as a percentage of revenues but increased in total dollars by $1.5 million in 2010 as compared to 2009. As a percent of revenues, cost of sales declined to 26.1% in 2010, from 26.5% in 2009. The improvement in gross margin, as a percentage of revenue, was primarily a result of lower commodity costs for our poultry, meat and produce in 2010 as compared to 2009.

Labor Costs.  Labor costs increased $8.2 million, or 7.7%, to $114.5 million in fiscal 2010, from $106.3 million in fiscal 2009. This increase was a result of approximately $8.1 million of additional labor and benefits costs incurred from new restaurants opened during 2009 and 2010 associated with the restaurant openings. As a percent of revenues, labor costs decreased to 33.4% in 2010, from 34.1% in 2009, primarily as a result of lower management salaries due to a decrease in average management headcount per unit as well as the impact of positive comparable restaurant sales in 2010 as compared to 2009.

Operating Costs.  Operating costs increased $4.4 million, or 9.0%, to $53.3 million in 2010, from $48.9 million in 2009. This increase was driven by an additional 299 operating weeks due to restaurant openings in 2010 and 2009. As a percent of revenues, operating costs decreased to 15.5% in 2010, compared to 15.7% in 2009. The decrease was primarily due to lower restaurant supplies costs incurred as a percentage of revenues.

Occupancy Costs.  Occupancy costs increased $3.1 million, or 15.8%, to $22.7 million in fiscal 2010, from $19.6 million in fiscal 2009. As a percentage of revenues, occupancy costs increased to 6.6% in 2010, from 6.3% in 2009. The increase in occupancy costs in total and as a percentage of revenues, was primarily due to the recognition of deferred lease incentives of $1.2 million in 2009 associated with the assignment of a lease related to the sale of a restaurant.

General and Administrative.  General and administrative costs increased $20.3 million, or 117.2%, to $37.5 million in fiscal 2010, from $17.3 million in fiscal 2009. As a percent of revenues, general and administrative expenses increased to 10.9% in 2010, from 5.5% in 2009. The increase in total dollars and percent of revenue is primarily related to a one-time non-cash stock compensation charge of $17.9 million related to the modification and acceleration of the existing options to purchase our common shares that became fully vested and exercisable upon consummation of our initial public offering and a non-recurring charge of $1.0 million in management fees incurred in connection with the termination of our management agreements with our private equity sponsors. Additionally, the Company has accrued $0.5 million in additional bonus expense in 2010 as compared to 2009, incurred a $0.3 million non-cash stock compensation charge related to the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan in 2010 and recorded a benefit of $0.3 million related to a gain on sale during 2009.

Restaurant Pre-opening Costs.  Pre-opening costs decreased by $1.4 million, or 36.8%, to $2.4 million in 2010, from $3.8 million in 2009. As a percent of revenues, pre-opening costs decreased to 0.7% in 2010, from 1.2% in 2009. The decrease in pre-opening costs was due to the impact of opening five new restaurants in 2010 compared to seven new restaurants in 2009.

Depreciation and Amortization.  Depreciation and amortization costs increased $0.6 million, or 3.9%, to $16.7 million in fiscal 2010, from $16.1 million in fiscal 2009. As a percent of revenues, depreciation and amortization expenses decreased to 4.9% in 2010 from 5.2% in 2009. This decrease as a percentage of revenues is related to the lower depreciation on fixed assets located in restaurants that were deemed to be impaired in 2009.

Impairment.  We review long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Based upon our analysis, we did not incur an impairment charge in 2010. We did incur a non-cash charge of $6.4 million in 2009 related to the impairment of three restaurants.

Loss on extinguishment of debt.  In October 2010, in connection with our initial public offering, we repaid all our then outstanding indebtedness under our former senior credit facilities and entered into new senior credit facilities. In connection with this repayment of previously outstanding indebtedness, we wrote-off $1.3 million in unamortized loan origination fees.

Net Interest Expense.  Net interest expense decreased $1.0 million, or 14.0%, to $6.1 million in 2010, from $7.1 million in 2009. The decrease was due to the pay down of debt in conjunction with our initial public offering as well as lower average interest rates during fiscal 2010.

Income Taxes.  Income taxes increased $0.1 million to $0.2 million in 2010, from $0.1 million in 2009. The increase was due mainly to a modest increase in current taxable income at the state and local levels in 2010 as compared to 2009. No federal income tax expense was recorded as a full valuation allowance was provided to offset deferred tax assets, including those arising from net operating losses and other business credit carry forwards.

Year Ended December 27, 2009 Compared to Year Ended December 28, 2008

Revenues.  Revenues increased $10.9 million, or 3.6%, to $311.7 million in fiscal 2009, from $300.8 million in fiscal 2008. This increase was driven by $31.6 million in additional revenues related to an additional 494 operating weeks provided primarily by new restaurants opened in 2009 and 2008. This increase was partially offset by a $18.7 million, or 7.1%, decrease in sales from our comparable restaurants. Lower comparable restaurant sales were due to a 8.1% decline in guest counts that resulted in a $21.3 million decrease in revenues. This was partially offset by an increase in average check during fiscal 2009, which resulted in additional revenues of $2.6 million.

For our BRAVO! brand, restaurant revenues increased $1.4 million, or 1.0%, to $150.3 million in fiscal 2009 as compared to $148.9 million in fiscal 2008. Comparable revenues for the BRAVO! brand restaurants decreased 6.9%, or $9.1 million, in fiscal 2009. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $10.6 million to $27.3 million in fiscal 2009. At December 27, 2009, there were 37 BRAVO! restaurants included in the comparable restaurant base and eight BRAVO! restaurants not included in the comparable restaurant base.

For our BRIO brand, restaurant revenues increased $10.5 million, or 7.0%, to $161.5 million in fiscal 2009 as compared to $151.0 million in fiscal 2008. Comparable revenues for the BRIO brand restaurants decreased 7.4%, or $9.5 million, in fiscal 2009. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $20.0 million to $41.5 million in fiscal 2009. At December 27, 2009, there were 27 BRIO restaurants included in the comparable restaurant base and nine BRIO restaurants not included in the comparable restaurant base.

Cost of Sales.  Cost of sales decreased $2.0 million, or 2.4%, to $82.6 million in fiscal 2009, from $84.6 million in 2008. As a percent of revenues, cost of sales declined to 26.5% in 2009, from 28.1% in 2008. Food costs decreased 1.5% as a percentage of revenues and a total of $2.0 million for 2009 as compared to 2008. Beverage costs remained flat as a percentage of revenues and dollars in 2009 as compared to 2008. The improvement in food costs, as a percentage of revenues, was a result of lower commodity costs, improvements in food cost from menu management and operating efficiencies.

Labor Costs.  Labor costs increased $4.0 million, or 3.9%, to $106.3 million in the year ended December 27, 2009, from $102.3 million in fiscal 2008. This increase was a result of an additional $11.1 million of labor costs incurred from new restaurants opened during 2008 and 2009. This impact was partially offset by reductions in our more established restaurants of $3.6 million due to improved hourly labor efficiency, $1.1 million relating to a reduction in average management headcount per restaurant and $2.1 million of lower employee benefits, including payroll taxes and worker’s compensation costs due to better than forecasted claim experience. As a percent of revenues, labor costs increased slightly to 34.1% in 2009, from 34.0% in 2008. This increase of labor costs as a percentage of revenues was primarily due to decreased leverage from lower comparable restaurant sales.

Operating Costs.  Operating costs increased $1.2 million, or 2.6%, to $48.9 million in 2009, from $47.7 million in 2008. As a percent of revenues, operating costs decreased to 15.7% in 2009, compared to 15.9% in 2008. Lower restaurant supplies and utility costs as a percentage of revenues were the primary drivers of the decrease relative to revenues, partially offset by higher repair and maintenance expense and advertising costs as a percentage of revenues as well as the decrease in sales leverage from lower comparable restaurant sales.

Occupancy Costs.  Occupancy costs increased $0.9 million, or 4.8%, to $19.6 million in fiscal 2009, from $18.7 million in fiscal 2008. As a percentage of revenues, occupancy costs increased to 6.3% in 2009, from 6.2% in 2008. The increase in occupancy costs as a percentage of revenues was primarily due to the recognition of deferred lease incentives of $1.2 million associated with the assignment of a lease related to the sale of a restaurant, which was largely offset by the impact of decreased leverage from lower comparable restaurant sales.

General and Administrative.  As a percent of revenues, general and administrative expenses increased to 5.5% in 2009, from 5.0% in 2008. This change was primarily attributable to an increase in management fees paid to our private equity sponsors.

Restaurant Pre-opening Costs.  Pre-opening costs decreased by $1.6 million, or 30.8%, to $3.8 million in 2009, from $5.4 million in 2008. The decrease in pre-opening costs was due to the impact of opening seven new restaurants in 2009 compared to thirteen new restaurants opened in 2008.

Depreciation and Amortization.  As a percent of revenues, depreciation and amortization expenses increased to 5.2% in 2009 from 4.9% in 2008. This increase was partially offset by the $1.1 million decrease in depreciation and amortization expense associated with restaurants considered impaired in 2008.

Impairment.  We review long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Based upon our analysis, we incurred a non-cash impairment charge of $6.4 million in 2009 compared to $8.5 million in 2008. The $2.1 million decrease in impairment on property and equipment was related to the impairment of three restaurants in 2009 compared to five restaurants in 2008. This charge was expected to reduce depreciation and amortization expense for fiscal 2010 by $0.7 million.

Net Interest Expense.  Net interest expense decreased $2.8 million, or 28%, to $7.1 million in 2009, from $9.9 million in 2008. The decrease was due to lower average interest rates during fiscal 2009. We had a three-year interest rate swap agreement which expired during fiscal 2009. Changes in the market value of the interest rate swap are recorded as an adjustment to interest expense. Such adjustments reduced interest expense by $0.8 million in fiscal 2009.

Income Taxes.  Income taxes decreased $55.0 million to $0.1 million in 2009, from $55.1 million in 2008. In 2008, we provided a valuation allowance of $59.4 million against the total net deferred tax asset. Net deferred tax assets consists primarily of temporary differences and net operating loss and credit carry-forwards. The valuation allowance was established as management believed that it is more likely than not that these deferred tax assets would not be realized. The tax benefits relating to any reversal of the valuation allowance will be recognized as a reduction of income tax expense.

Liquidity

Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of December 26, 2010, we had approximately $2.5 million in cash and cash equivalents and approximately $36.8 million of availability under our senior revolving credit facility (after giving effect to $3.2 million of outstanding letters of credit at December 26, 2010). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2011.

Consistent with many other restaurant and retail chain store operations, we use operating lease arrangements for the majority of our restaurant locations. We believe that these operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. Currently, operating lease obligations are not reflected as indebtedness on our consolidated balance sheet. The use of operating lease arrangements will impact our capacity to borrow money under our senior credit facilities. However, restaurant real estate operating leases are expressly excluded from the restrictions under our senior credit facilities related to the incurrence of funded indebtedness.

Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in this report under Part I, Item 1A “Risk Factors.”

The following table presents a summary of our cash flows for the years ended December 26, 2010 and December 27, 2009:

	Year Ended,
	December 26,	December 27,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$37,682	$33,782
Net cash used in investing activities	(18,691)	(24,957)
Net cash used in financing activities	(16,780)	(9,258)

Net increase (decrease) in cash and equivalents	2,211	(433)
Cash and cash equivalents at beginning of year	249	682

Cash and cash equivalents at end of period	$2,460	$249

Operating Activities.  Net cash provided by operating activities was $37.7 million in 2010, compared to $33.8 million in 2009. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and credit cards and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities in 2010 compared to 2009 was primarily due to an increase in cash receipts in excess of cash expenditures from the prior year. Cash receipts in 2010 and 2009 were $343.8 million and $310.1 million, respectively. Cash expenditures during 2010 and 2009 were $310.6 million and $280.9 million, respectively.

Investing Activities.  Net cash used in investing activities was $18.7 million in 2010, compared to $25.0 million in 2009. We used cash primarily to purchase property and equipment related to our restaurant expansion plans. The decrease in spending is related to the timing of restaurant openings, as well as the number of restaurants that were opened during 2009 versus 2010. During 2010, we opened five restaurants and had two additional restaurants under construction at year end, while in 2009 we opened seven restaurants and two others were under construction at year end.

Financing Activities.  Net cash used in financing activities was $16.8 million in 2010, compared to $9.3 million in 2009. The primary driver of this increase was the pay down of debt in 2010. In 2010, we paid down $77.1 million in debt, primarily in connection with the repayment in full of our then-outstanding loans under our former senior credit facilities and our then-outstanding 13.25% senior subordinated secured notes through the proceeds of our initial public offering of $62.1 million, net of fees, as compared to the pay down of debt in the amount of $9.3 million in 2009.

As of December 26, 2010, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We currently estimate capital expenditures, net of lease incentives, for 2011 to be in the range of approximately $22.0 to $24.0 million, primarily related to the planned opening of six to seven new restaurants in 2011, as well as normal maintenance related capital expenditures related to our existing restaurants. In conjunction with these restaurant openings, we anticipate spending approximately $4.0 million in pre-opening costs in 2011.

Current Resources.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $35.3 million at December 26, 2010, compared to a net working capital deficit of $36.2 million at December 27, 2009.

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

In addition to our former senior credit facilities, in connection with our 2006 recapitalization we previously issued $27.5 million of our 13.25% senior subordinated secured notes. Interest was payable monthly at an annual interest rate of 13.25%, with the principal originally due on December 29, 2012. The senior subordinated secured notes consisted of cash interest equal to 9.0% and paid-in-kind interest of 4.25%. Interest accrued during the term of the notes was capitalized into the principal balance.

On October 26, 2010, we completed the initial public offering of our common shares. We issued 5,000,000 shares in the offering, and existing shareholders sold an additional 6,500,000 previously outstanding shares, including 1,500,000 shares sold to cover over-allotments. We received net proceeds from the offering of approximately $62.1 million (after the payment of offering expenses) that were used, together with borrowings under our senior credit facilities (as described below), to repay all of our then-outstanding loans under our former senior credit facilities and to repay all of our then-outstanding 13.25% senior subordinated secured notes, in each case including any accrued and unpaid interest.

In connection with our initial public offering, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our senior credit facilities also require us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At December 26, 2010, the Company was in compliance with its applicable financial covenants. Additionally, our senior credit facilities contain negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.

Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR are payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest shall be payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of December 26, 2010, we had an outstanding principal balance of approximately $41.0 million on our term loan facility and no outstanding balance on our revolving credit facility.

Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants in fiscal 2011. Management believes that the cash flow from operating activities as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs.

Off-Balance Sheet Arrangements

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 26, 2010, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

Significant Accounting Policies

Pre-opening Costs.  Restaurant pre-opening costs consist primarily of wages and salaries, recruiting, meals, training, travel and lodging. Pre-opening costs include an accrual for straight-line rent recorded during the period between date of possession and the restaurant opening date for the Company’s leased restaurant locations. We expense all such costs as incurred. These costs will vary depending on the number of restaurants under development in a reporting period.

Property and Equipment.  Property and equipment are recorded at cost. Equipment consists primarily of restaurant equipment, furniture, fixtures and small wares. Depreciation is calculated using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including option periods, which are reasonably assured of renewal or the estimated useful life of the asset. The useful life of property and equipment involves judgment by management, which may produce materially different amounts of depreciation expense than if different assumptions were used. Property and equipment costs may fluctuate based on the number of new restaurants under development or opened, as well as any additional capital projects that are completed in a given period.

Leases.  We currently lease all but four of our restaurant locations. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of our leases are classified as operating leases. We record the minimum lease payments for our operating leases on a straight-line basis over the lease term, including option periods which in the judgment of management are reasonably assured of renewal. The lease term commences on the date that the lessee obtains control of the property, which is normally when the property is ready for tenant improvements. Contingent rent expense is recognized as incurred and is usually based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of a defined amount. Our lease costs will change based on the lease terms of our lease renewals as well as leases that we enter into with respect to our new restaurants.

Leasehold improvements financed by the landlord through tenant improvement allowances are capitalized as leasehold improvements with the tenant improvement allowances recorded as deferred lease incentives. Deferred lease incentives are amortized on a straight-line basis over the lesser of the life of the asset or the lease term, including option periods which in the judgment of management are reasonably assured of renewal (same term that is used for related leasehold improvements) and are recorded as a reduction of occupancy expense. As part of the initial lease terms, we negotiate with our landlords to secure these tenant improvement allowances. There is no guarantee that we will receive tenant improvement allowances for any of our future locations, which would result in additional occupancy expenses.

Impairment of Long-Lived Assets.  We review long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for future performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria. Negative restaurant-level cash flow over the previous 12-month period is considered a potential impairment indicator. In such situations, we evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment.

Based on this analysis, if we believe that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds fair value. In performing our impairment testing, we forecast our future undiscounted cash flows by looking at recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to predict future undiscounted cash flows. We compare this cash flow forecast to the assets carrying value at the restaurant. If the predicted future undiscounted cash flow does not exceed the assets carrying value, we impair the assets related to that restaurant as indicated above.

Continued economic weakness within our respective markets may adversely impact consumer discretionary spending and may result in lower restaurant sales. Unfavorable fluctuations in our commodity costs, supply costs and labor rates, which may or may not be within our control, may also impact our operating margins. Any of these factors could as a result affect the estimates used in our impairment analysis and require additional impairment tests and charges to earnings. We continue to assess the performance of our restaurants and monitor the need for future impairment. There can be no assurance that future impairment tests will not result in additional charges to earnings.

We are currently monitoring the performance of two BRAVO! locations, which have a combined carrying value of approximately $5.6 million. We have forecasted increased future cash flow at these locations. The assumptions used in our forecast include our expectations regarding an improvement in the economy, operational changes, and a positive impact from proactive sales and cost initiatives recently implemented throughout the concept, as well as further actions taken at these specific locations. However, these sites are relatively new and it is difficult in the current economic environment to determine the revenue and profitability levels these restaurants will be able to achieve over time.

Self-Insurance Reserves.  We maintain various policies, including workers’ compensation and general liability. As outlined in these policies, we are responsible for losses up to certain limits. We record a liability for the estimated exposure for aggregate losses below those limits. This liability is based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions, including actuarial assumptions, historical trends and economic conditions. If actual claims trends, including the severity or frequency of claims, differ from our estimates and historical trends, our financial results could be impacted.

Income Taxes.  Income tax provisions consist of federal and state taxes currently due, plus deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. Future taxable income, adjustments in temporary difference, available carry forward periods and changes in tax laws could affect these estimates.

We recognize a tax position in the financial statements when it is more likely than not that the position will be sustained upon examination by tax authorities that have full knowledge of all relevant information.

Stock-Based Compensation.  Subsequent to our recapitalization in 2006, we adopted the Bravo Development Inc. Option Plan or the 2006 Plan. Our board of directors determined, pursuant to the exercise of its discretion in accordance with the 2006 Plan, that the public offering price of our initial public offering would be deemed to result in the achievement of certain performance thresholds applicable under the 2006 Plan, and, as a result, upon the consummation of the offering (i) each outstanding option award was deemed to have vested in a percentage equal to the greater of 80.0% or the percentage of the option award already vested as of that date and, (ii) each outstanding option award was deemed 80.0% exercisable. Any unvested and/or unexercisable portion of each outstanding option award was forfeited in accordance with the terms of the 2006

Plan. Due to this modification, all of the options were revalued at the date of the modification, October 6, 2010, and therefore the Company recorded a one-time non-cash charge of $17.9 million in stock compensation expense.

On October 6, 2010, our board of directors approved and, on October 18, 2010, our shareholders approved the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan or the Stock Incentive Plan. The Stock Incentive Plan became effective upon the completion of our initial public offering. In connection with the adoption of the Stock Incentive Plan, the board of directors terminated the 2006 Plan effective as of the date on which our common stock was Publicly Traded (as defined in the 2006 Plan), and no further awards will be granted under the 2006 Plan after such date. However, the termination of the 2006 Plan will not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan will continue to govern outstanding awards granted under the 2006 Plan. Pursuant to the Stock Incentive Plan, the Company granted 451,800 restricted shares on October 26, 2010 which will vest, subject to certain exceptions, over a four year period. The Company will record compensation expense related to these shares over that period.

Commitments and Contingencies

The following table summarizes contractual obligations at December 26, 2010 on an actual basis.

	Payments Due by Year
Contractual Obligations	Total	2011	2012-2013	2014-2015	After 2015
	(In thousands)

Term Loan Facility(1)	$41,000	$2,050	$6,150	$32,800	—
Interest	5,554	1,527	2,996	1,031	—
Operating Leases	260,897	19,291	39,459	40,788	161,359
Construction purchase obligations	1,742	1,742	—	—	—

Total contractual cash obligations	$309,193	$24,610	$48,605	$74,619	$161,359

(1)	Our senior credit facilities, consisting of a $45.0 million term loan facility and a $40.0 million revolving credit facility, will be paid off over a five year period with the outstanding balance due in 2015.

Inflation

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant guests. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.

Many of our restaurant staff members are paid hourly rates related to the federal minimum wage. In fiscal 2007, Congress enacted an increase in the federal minimum wage implemented in two phases, beginning in fiscal 2007 and concluding in fiscal 2008. In addition, numerous state and local governments increased the minimum wage within their jurisdictions, with further state minimum wage increases going into effect in fiscal 2009. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. Substantially all of the leases for our restaurants provide for contingent rent obligations based on a percentage of revenues. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

Segment Reporting

We operate upscale affordable dining restaurants under two brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods. Therefore, we report our results of operations as one reporting segment in accordance with applicable accounting guidance.

Recently Adopted Accounting Pronouncements

In February 2008, FASB issued a standard which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, this standard is effective for fiscal years beginning after November 15, 2007, which required that the Company adopt these provisions in fiscal 2009. For non-financial assets and liabilities, this standard is effective for fiscal years beginning after November 15, 2008, which required that we adopt these provisions in the first quarter of fiscal 2010. The Company adopted this guidance and it had no material effect on its consolidated financial statements.

In January 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that requires new disclosures regarding recurring or non-recurring fair value measurements. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities will also be required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliations for the Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted this guidance and it had no material effect on its consolidated financial statements.

In June 2009, the FASB issued a standard to amend certain requirements of accounting for consolidation of variable interest entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. These amendments require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. This guidance was effective for the annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted this guidance and it had no material effect on its consolidated financial statements.

The FASB also updated its standard for Subsequent Events, to establish general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim and annual financial periods ending after June 15, 2009. Adoption of this guidance did not have a material effect on our consolidated financial statements. Our management has performed an evaluation of subsequent events through the original date of issuance.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are subject to interest rate risk in connection with our long term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our senior credit facilities, which are payable at variable rates. We currently have approximately $41.0 million of borrowings under our term loan facility. Each eighth point change in interest rates on the variable rate portion of indebtedness under our senior credit facilities would result in a $0.1 million annual change in our interest expense.

Commodity Price Risk

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

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

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

Limitations on the Effectiveness of Controls

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

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter ended December 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 26, 2010.

The Company has adopted a written code of business conduct and ethics, to be known as our code of conduct, which applies to our chief executive officer, our chief financial officer, our chief accounting officer and all persons providing similar functions. Our code of conduct is available on our Internet website, www.bbrg.com. Our code of conduct may also be obtained by contacting investor relations at (614) 326-7944. Any amendments to our code of conduct or waivers from the provisions of the code for our chief executive officer, our chief financial officer and our chief accounting officer will be disclosed on our Internet website promptly following the date of such amendment or waiver and the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the Proxy Statement.

Equity Compensation Plan Information

Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 26, 2010.

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities
	and Rights	and Rights	Reflected in Column(a).
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Bravo Development, Inc. Option Plan	1,414,203	1.44	—
Bravo Brio Restaurant Group, Inc. Stock Incentive Plan	—	—	1,450,200
Equity Compensation plans not approved by security holders:
None

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements appearing on page 55 of this report.

2. Financial statement schedules: None.

3. Exhibits: See Exhibit Index appearing on page 75 of this report.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Bravo Brio Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheets of Bravo Brio Restaurant Group, Inc. and subsidiaries (the “Company”), as of December 26, 2010 and December 27, 2009, and the related consolidated statements of operations, stockholders’ equity (deficiency in assets), and cash flows for each of the three years in the period ended December 26, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bravo Brio Restaurant Group, Inc. and subsidiaries as of December 26, 2010 and December 27, 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Columbus, Ohio
February 17, 2011

BRAVO BRIO RESTAURANT GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 26, 2010 AND DECEMBER 27, 2009

	2010	2009
	(Dollars in thousands, except par values)

ASSETS
Current assets
Cash and cash equivalents	$2,460	$249
Accounts receivable	4,754	5,534
Tenant improvement allowance receivable	632	2,435
Inventories	2,415	2,203
Prepaid expenses and other current assets	2,229	2,049

Total current assets	12,490	12,470
Property and equipment, net	147,621	144,880
Other assets, net	3,342	3,492

Total assets	$163,453	$160,842

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities
Trade and construction payables	$9,920	$12,675
Accrued expenses	21,150	21,658
Current portion of long-term debt	2,050	1,039
Deferred lease incentives	4,979	4,284
Deferred gift card revenue	9,725	8,970

Total current liabilities	47,824	48,626

Deferred lease incentives	54,594	53,451
Long-term debt	38,950	116,992
Other long-term liabilities	15,682	14,463
Commitments and contingencies (Note 13)
Stockholders’ equity (deficiency in assets)
Common shares, no par value, per share — authorized, 100,000,000 shares: issued and outstanding, 19,250,500 shares at December 26, 2010; 7,234,370 shares, $0.001 par value, issued and outstanding at December 27, 2009	191,297	1
Preferred shares, no par value, per share — authorized, 5,000,000 shares; issued and outstanding, 0 shares at December 26, 2010; 59,500 shares $0.001 par value issued and outstanding at December 27, 2009		1
Additional paid-in capital		110,972
Retained deficit	(184,894)	(183,664)

Total stockholders’ equity (deficiency in assets)	6,403	(72,690)

Total liabilities and stockholders’ equity	$163,453	$160,842

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED DECEMBER 26, 2010, DECEMBER 27, 2009, AND
DECEMBER 28, 2008

	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2010	2009	2008
	(Dollars and shares in thousands,
	except per share data)

Revenues	$343,025	$311,709	$300,783
Costs and expenses
Cost of sales	89,456	82,609	84,618
Labor	114,468	106,330	102,323
Operating	53,331	48,917	47,690
Occupancy	22,729	19,636	18,736
General and administrative expenses	37,539	17,280	15,271
Restaurant preopening costs	2,375	3,758	5,434
Asset impairment charges		6,436	8,506
Depreciation and amortization	16,708	16,088	14,651

Total costs and expenses	336,606	301,054	297,229

Income from operations	6,419	10,655	3,554
Loss on extinguishment of debt	1,300
Interest expense, net	6,121	7,119	9,892

(Loss) income before income taxes	(1,002)	3,536	(6,338)
Income tax expense	228	135	55,061

Net (loss) income	$(1,230)	$3,401	$(61,399)

Undeclared preferred dividends, net of adjustment — (Note 1)	(3,769)	(11,599)	(10,175)

Net loss attributed to common shareholders	$(4,999)	$(8,198)	$(71,574)

Net loss per share — basic and diluted	$(0.54)	$(1.13)	$(9.89)

Weighted average shares outstanding — basic and diluted	9,281	7,234	7,234

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
FOR THE FISCAL YEARS ENDED DECEMBER 26, 2010, DECEMBER 27, 2009, AND
DECEMBER 28, 2008

												Stockholders’
						Additional						Equity
	Common Stock		Preferred Stock			Paid-In	Retained	Treasury Stock				(Deficiency in
	Shares	Amount	Shares	Amount		Capital	Deficit	Shares		Amount		Assets)
	(Dollars in thousands)

Balance — December 30, 2007	7,234,370	1	59,500		1	110,972	(125,666)		—		—	(14,692)
Net loss							(61,399)					(61,399)
Purchase of treasury shares									(1,585)		(100)	(100)
Sale of treasury shares									1,585		100	100

Balance — December 28, 2008	7,234,370	$1	59,500		$1	$110,972	$(187,065)		$0		$0	$(76,091)

Net income							3,401					3,401
Purchase of treasury shares									(1,217)		(184)	(184)
Sale of treasury shares									1,217		184	184

Balance — December 27, 2009	7,234,370	$1	59,500		$1	$110,972	$(183,664)	$		$		$(72,690)

Net loss							(1,230)					(1,230)
Share-based compensation costs		18,177										18,177
Exchange of common and preferred stock, to common shares, no par value per share	7,015,630	110,973	(59,500)		(1)	(110,972)
Issuance of common stock for initial public offering, net of fees and issuance costs	5,000,000	62,138										62,138
Issuance of restricted shares	500	8										8

Balance — December 26, 2010	19,250,500	$191,297		$		$—	$(184,894)		—		$—	$6,403

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 26, 2010, DECEMBER 27, 2009, AND
DECEMBER 28, 2008

	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2010	2009	2008
	(Dollars in thousands)

Cash flow from operating activities:
Net (loss) income	$(1,230)	$3,401	$(61,399)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (excluding deferred lease incentives)	16,768	16,088	14,651
Loss (gain) on disposals of property and equipment	235	(236)	114
Write-off of unamortized loan origination fees	1,300
Impairment of assets		6,436	8,506
Amortization of deferred lease incentives	(4,734)	(5,016)	(3,139)
Stock compensation costs	18,185
Interest incurred but not yet paid	114	1,340	1,285
Deferred income taxes			54,895
Changes in certain assets and liabilities:
Accounts and tenant improvement receivables	2,583	(452)	446
Inventories	(212)	(213)	24
Prepaid expenses and other current assets	(180)	9	(882)
Trade and construction payables	(3,095)	(1,805)	1,596
Deferred lease incentives	6,572	10,771	15,205
Deferred gift card revenue	755	431	(587)
Other accrued liabilities	(508)	(545)	(1,153)
Other — net	1,129	3,573	2,939

Net cash provided by operating activities	37,682	33,782	32,501

Cash flow from investing activities:
Purchase of property and equipment	(18,695)	(25,708)	(42,496)
Proceeds from sale of property and equipment	4	500
Restricted cash		251	(251)
Intangibles acquired			(341)

Net cash used in investing activities	(18,691)	(24,957)	(43,088)

Cash flow from financing activities:
Proceeds from long-term debt	80,550	103,450	104,450
Payments on long-term debt	(152,811)	(112,708)	(93,921)
Payment of paid-in-kind interest	(4,884)
Proceeds from common share issuance, net of underwriter fees	65,100
Cost incurred in connection with the common share issuance	(2,962)
Proceeds from sale of stock		184	100
Repurchase of stock		(184)	(100)
Loan origination fees related to new credit facility	(1,773)

Net cash (used in) provided by financing activities	(16,780)	(9,258)	10,529

Net increase (decrease) in cash equivalents:	2,211	(433)	(58)
Cash and equivalents — beginning of year	249	682	740

Cash and equivalents — end of year	$2,460	$249	$682

Supplemental disclosures of cash flow information:
Interest paid — net of $70, $454 and $950 capitalized in 2010, 2009, and 2008, respectively	$6,362	$7,030	$8,840
Income taxes paid (refunded)	$165	$300	$(83)
Property additions financed by trade and construction payables	$1,742	$994	$963

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business  — As of December 26, 2010, Bravo Brio Restaurant Group, Inc. (the “Company”) owned and operated 86 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio® Tuscan Grille,” and “Bon Vie®.” Of the 86 restaurants the Company operates, there are 47 Bravo! Cucina Italiana® restaurants, 38 Brio® Tuscan Grille restaurants, and one Bon Vie® restaurant in operation in 29 states throughout the United States of America.

Fiscal Year End — The Company utilizes a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008 each have 52 weeks.

Initial Public Offering — On October 26, 2010, the Company completed the initial public offering (“IPO”) of its common shares. The Company issued 5,000,000 shares in the offering, and existing shareholders sold an additional 6,500,000 previously outstanding shares, including 1,500,000 shares sold to cover over-allotments. The Company received net proceeds from the offering of approximately $62.1 million that have been used, together with borrowings under the Company’s senior credit facilities, to repay all of the Company’s previously outstanding loans under its prior senior credit facilities and to repay all its previously outstanding notes under its prior senior subordinated note agreement, in each case including any accrued and unpaid interest.

Pursuant to an exchange agreement among the Company and each of its shareholders, the Company completed an exchange (the “Exchange”) of each share of the Company’s common stock outstanding prior to the completion of the IPO on October 26, 2010 for approximately 6.9 new common shares of the Company. All issued and outstanding common shares and per share amounts, as well as options to purchase shares under the Bravo Development Inc. Option Plan (“2006 Plan”), contained in the financial statements have been retroactively adjusted to reflect this Exchange. After completion of the Exchange, the Company had 7,234,370 common shares and 1,767,754 options to purchase common shares outstanding. In connection with the IPO, the Company increased its authorized common shares from 3,000,000 shares of common stock, $0.001 par value per share, up to 100,000,000 common shares, no par value per share.

The undeclared preferred dividend total for fiscal 2010 of $10.8 million was offset by an add back of $7.0 million in the fourth quarter of 2010 related to the exchange of the Company’s Series A preferred stock. The exchange of the Series A preferred stock was completed prior to the Company’s initial public offering, using an estimated initial public offering price of $15.00 per share which, based on the total liquidation preference for the Series A preferred stock (including accrued and undeclared dividends thereon) of $105.2 million as of the date of the exchange, resulted in the issuance of 7,015,630 common shares. Because the final initial public offering price was $14.00 per share, the 7,015,630 common shares issued to the preferred shareholders represented only $98.2 million of value, $7.0 million less than the carrying value of the Series A preferred stock as of the date of the exchange. Because the fair value of consideration transferred was less than the carrying amount of the Series A preferred stock, the discount was added back to undeclared preferred dividends in arriving at net earnings available to common shareholders and is recorded as such on the Consolidated Statements of Operations for fiscal 2010. In connection with the IPO, the Company has authorized the issuance of up to 5,000,000 preferred shares, no par value per share.

At October 26, 2010, the closing date of the IPO, the Company had a total of 19,250,000 common shares issued and outstanding and no preferred shares issued and outstanding.

Upon consummation of the Company’s IPO and after giving effect to a modification by the board of directors in its discretion to give effect to the Exchange, 80.0% of the outstanding options to purchase common shares at a weighted average exercise price of $1.44 per share under the 2006 Plan became fully vested and exercisable. The remaining non-exercisable options were forfeited. Due to this modification, all of the options were revalued at the date of the modification, October 6, 2010, and therefore the Company recorded a one-time non-cash charge of $17.9 million in stock compensation expense.

On October 6, 2010, the board of directors approved and on October 18, 2010 the Company’s shareholders approved, the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (“Stock Incentive Plan”). The Stock Incentive Plan became effective upon the completion of the IPO on October 26, 2010. Pursuant to this plan, 1.9 million common shares of the Company have been reserved for award under the Stock Incentive Plan. In connection with the adoption of the Stock Incentive Plan, the board of directors terminated the 2006 Plan effective October 26, 2010, and no further awards will be granted under the 2006 Plan. However, the termination of the 2006 Plan will not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan will continue to govern outstanding awards granted under the 2006 Plan. On October 26, 2010, the Company granted 451,800 shares of restricted stock to its employees under the Stock Incentive Plan. These shares will vest, subject to certain exceptions, over a four year period.

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

Cash and Cash Equivalents — The Company considers all cash and short-term investments with original maturities of three months or less as cash equivalents. All cash is principally deposited in one bank.

Receivables — Receivables, which the Company classifies within other current assets, consist primarily of amounts due from landlords for tenant incentives and credit card processors. Management believes outstanding amounts to be collectible.

Inventories — Inventories are valued at the lower of cost or market, using the first-in, first-out method and consist principally of food and beverage items.

Pre-opening Costs — Restaurant pre-opening costs consist primarily of wages and salaries, recruiting, meals, training, travel and lodging. Pre-opening costs include an accrual for straight-line rent recorded during the period between date of possession and the restaurant opening date for the Company’s leased restaurant locations. The Company expenses all such costs as incurred. These costs will vary depending on the number of restaurants under development in a reporting period.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Equipment consists primarily of restaurant equipment, furniture, fixtures and small wares. Depreciation is calculated using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including option periods which are reasonably assured of renewal or the estimated useful life of the asset. The useful life of property and equipment involves judgment by management, which may produce materially different amounts of depreciation expense than if different assumptions were used. Property and equipment costs may fluctuate based on the number of new restaurants under development or opened, as well as any additional capital projects that are completed in a given period. The Company incurred depreciation expense of $16.1 million, $15.3 million and $13.9 million for the years ended December 26, 2010, December 27, 2009 and December 28, 2008, respectively.

Leases — The Company currently leases all but four of its restaurant locations. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of the Company’s leases are classified as operating leases. The Company records the minimum lease payments for its operating leases on a straight-line basis over the lease term, including option periods which in the judgment of management are reasonably assured of renewal. The lease term commences on the date that the lessee obtains control of the property, which is normally when the property is ready for tenant improvements. Contingent rent expense is recognized as incurred and is usually based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of a defined amount. The Company’s lease costs will change based on the lease terms of its lease renewals as well as leases that the Company enters into with respect to its new restaurants.

Leasehold improvements financed by the landlord through tenant improvement allowances are capitalized as leasehold improvements with the tenant improvement allowances recorded as deferred lease incentives. Deferred lease incentives are amortized on a straight-line basis over the lesser of the life of the asset or the lease term, including option periods which in the judgment of management are reasonably assured of renewal (same term that is used for related leasehold improvements) and are recorded as a reduction of occupancy expense. As part of the initial lease terms, the Company negotiates with its landlords to secure these tenant improvement allowances.

Other Assets — Other assets include liquor licenses, trademarks, and loan costs and are stated at cost, less amortization, if any. The trademarks are used in the advertising and marketing of the restaurants and are widely recognized and accepted by consumers.

Impairment of Long-Lived Assets — The Company reviews long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Negative restaurant-level cash flow over the previous 12-month period is considered a potential impairment indicator. In such situations, the Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Based on this analysis, if the Company believes that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets’ carrying value exceeds fair value.

The Company recognized asset impairment charges of approximately $6.4 million and $8.5 million in fiscal 2009 and 2008, respectively, related to leasehold improvements, fixtures and equipment for the impacted sites. No impairment charge was recorded in fiscal 2010.

The Company’s impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. The Company continues to assess the performance of restaurants and monitors the need for future impairment. Changes in the economic environment, real estate markets, capital spending, and overall operating performance could impact these estimates and result in future impairment charges. There can be no assurance that future impairment tests will not result in additional charges to earnings.

At December 26, 2010, the Company evaluated the recoverability of the long lived assets of two BRAVO! locations, which have a combined carrying value of approximately $5.6 million. The analysis showed that the carrying amount of assets will be recovered during the useful life of the assets. The Company has forecasted increased future cash flow at these locations. The assumptions used in the Company’s forecast include operational changes, and a positive impact from proactive sales and cost initiatives recently implemented throughout the concept, as well as further actions taken at these specific locations.

Estimated Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, receivables, trade and construction payables, and accrued liabilities at December 26, 2010 and December 27, 2009, approximate their fair value due to the short-term maturities of these financial instruments. The carrying amount of the long-term debt under the revolving credit facility and variable rate notes and loan agreements approximate the fair values at December 26, 2010 and December 27, 2009. The fair value of the Company’s fixed long-term debt at December 27, 2009 was estimated based on quoted market values offered for the same or similar agreements for which the lowest level of observable input significant to the established fair value measurement hierarchy is Level 2. At December 26, 2010, the Company no longer carried the fixed long term debt and therefore has no fair value disclosure requirement for such debt.

Revenue Recognition — Revenue from restaurant operations is recognized upon payment by the customer at the time of sale. Revenues are reflected net of sales tax and certain discounts and allowances.

The Company records a liability upon the sale of gift cards and recognizes revenue upon redemption by the customer. Revenue is recognized on unredeemed gift cards (breakage) based upon historical redemption patterns when the Company determines the likelihood of redemption of the gift card by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction. For the fiscal years ended 2010, 2009 and 2008 the Company recorded gift card breakage of an immaterial amount. For all periods it is reported within revenues in the consolidated statements of operations.

Advertising — The Company expenses the cost of advertising (including production costs) the first time the advertising takes place. Advertising expense was $3.1 million, $2.8 million, and $2.5 million for 2010, 2009, and 2008, respectively.

Self-Insurance Reserves — The Company maintains various policies, including workers’ compensation and general liability. As outlined in these policies, the Company is responsible for losses up to certain limits. The Company records a liability for the estimated exposure for aggregate losses below those limits. This liability is based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions, including actuarial assumptions, historical trends and economic conditions. If actual claims trends, including the severity or frequency of claims, differ from the Company’s estimates and historical trends, the Company’s financial results could be impacted.

Derivative Instruments — The Company accounts for all derivative instruments on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the Company’s interest rate swap derivative are recorded each period in the consolidated statement of operations as a component of interest expense. The Company’s prior interest rate swap derivative expired in August of 2009.

Income Taxes — Income tax provisions are comprised of federal and state taxes currently due, plus deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. Future taxable income, adjustments in temporary difference, available carry forward periods and changes in tax laws could affect these estimates.

The Company recognizes a tax position in the financial statements when it is more likely than not that the position will be sustained upon examination by tax authorities that have full knowledge of all relevant information.

Stock-Based Compensation — The Company maintains equity compensation incentive plans including nonqualified stock options and restricted stock grants. Options are granted with exercise prices equal to the fair value of the Company’s common shares at the date of grant. Restricted stock is recorded at the fair value of the Company’s shares on the average of the high and low on the date immediately preceding the grant. The cost of employee service is recognized as a compensation expense over the period that an employee provides service in exchange for the award, typically the vesting period. The options which were modified in October 2010 became exercisable in October 2010 upon completion of the IPO and therefore all of the compensation cost related to these options was recorded in the fourth quarter of 2010. Additionally, following the completion of the IPO, the Company granted restricted shares to its employees. The related compensation cost is being recorded over the four year vesting period of the restricted shares (See Note 11).

Segment Reporting — The Company operates upscale affordable Italian dining restaurants under two brands, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

Recently Adopted Accounting Pronouncements — In January, the Financial Accounting Standards Board (“FASB”) issued a standard that requires new disclosures regarding recurring or non-recurring fair value measurements. Entities will be required to separately disclose significant transfers into and out of Level 1 and

Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities will also be required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliations for the Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted this guidance and it had no material effect on its consolidated financial statements.

In February 2008, FASB issued a standard which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, this standard is effective for fiscal years beginning after November 15, 2007, which required that the Company adopt these provisions in fiscal 2009. For non-financial assets and liabilities, this standard is effective for fiscal years beginning after November 15, 2008, which required that the Company adopt these provisions in the first quarter of fiscal 2010. The Company adopted this guidance and it had no material effect on its consolidated financial statements.

In June 2009, the FASB issued a standard to amend certain requirements of accounting for consolidation of variable interest entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. These amendments require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. This guidance was effective for the annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted this guidance and it had no material effect on its consolidated financial statements.

2.	EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. The Company had 7,234,370 common shares outstanding throughout 2010 and issued 5,000,000 new common shares and exchanged outstanding shares of Series A preferred stock for an additional 7,015,630 common shares on October 26, 2010 in connection with the IPO. Diluted earnings per common share are computed similarly, but include the effect of the assumed exercise of dilutive stock options, if any, and vesting of restricted stock under the treasury stock method.

The computations of basic and diluted earnings per common share is as follows:

	Fiscal Years
	2010	2009	2008
	(Dollars in thousands,
	except per share data)

Net loss attributed to common shareholders	$(4,999)	$(8,198)	$(71,574)
Basic weighted average common shares outstanding	9,281	7,234	7,234
Dilutive effect of equity awards	—	—	—
Diluted weighted average common and potentially issuable common shares outstanding	9,281	7,234	7,234
Basic and diluted loss per common share	$(0.54)	$(1.13)	$(9.89)

All 1,414,203 options and 449,300 unvested restricted shares at December 26, 2010 were anti dilutive and were not included in the diluted share count due to the net loss incurred during 2010. 1,776,727 options at December 27, 2009 and 1,694,041 options at December 28, 2008, which constituted all of the options and unvested restricted shares outstanding at such dates, were not included in diluted earnings per share as they were not yet deemed probable to become exercisable.

3.	PROPERTY AND EQUIPMENT

The major classes of property and equipment at December 26, 2010 and December 27, 2009 are summarized as follows (in thousands):

	2010	2009

Land and buildings	$5,575	$5,402
Leasehold improvements	134,665	124,331
Equipment and fixtures	82,704	76,714
Construction in progress	5,179	4,255
Deposits on equipment orders	945	501

Total	229,068	211,203
Less accumulated depreciation and amortization	(81,447)	(66,323)

Property and equipment, net	$147,621	$144,880

4.	OTHER ASSETS

The major classes of other assets at December 26, 2010 and December 27, 2009 are summarized as follows (in thousands):

	2010	2009

Loan origination fees	$1,773	$4,512
Liquor licenses	1,442	1,393
Trademarks	142	117
Deposits	166	150

Other assets — at cost	3,523	6,172

Less accumulated amortization	(181)	(2,680)

Other assets — net	$3,342	$3,492

5.	LONG-TERM DEBT

Long-term debt at December 26, 2010 and December 27, 2009 consisted of the following (in thousands):

	2010	2009

Term loan	$41,000	$79,818
Note agreement		32,270
Revolving credit facility		5,550
Mortgage notes		393

Total	41,000	118,031
Less current maturities	(2,050)	(1,039)

Long-term debt	$38,950	$116,992

As part of the recapitalization of the Company in 2006, the Company entered into a $112.5-million Senior Credit Agreement (the “Credit Agreement”) composed of a $82.5-million Term Loan (the “Term Loan”) and a $30-million Revolving Credit Facility (the “Revolver”).

The interest rate on the Term Loan and Revolver was based on the prime rate, plus a margin of up to 2.0% or the London Interbank Offered Rate (LIBOR), plus a margin up to 3.0%, with margins determined by certain financial ratios. In addition, the Company paid an annual commitment fee of 0.5% on the unused portion of the Revolver. Borrowings under the Credit Agreement were collateralized by a first priority security interest in all of the assets of the Company, except property collateralized by mortgage notes.

Pursuant to the terms of the Revolver, the Company was subject to certain financial and nonfinancial covenants, including a consolidated total leverage ratio, a consolidated senior leverage ratio, consolidated fixed-charge coverage ratio, and consolidated capital expenditures limitations.

The Revolver also provided for bank guarantee under standby letter of credit arrangements in the normal course of business operations. The Company’s bank issued standby letters of credit to secure its obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit were cancellable only at the option of the beneficiary who was authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. As of December 27, 2009, the maximum exposure under these standby letters of credit was $3.7 million.

In addition to the Credit Agreement, the Company entered into a $27.5 million Note Purchase Agreement (the “Note Agreement”). In accordance with the terms of the Note Agreement, interest was accrued monthly at an annual interest rate of 13.25% and interest paid monthly equal to 9.0%. Interest accrued, but unpaid during the term of the Note Agreement was capitalized into the principal balance. The Note Agreement was collateralized by a second priority interest in all assets of the Company except property.

Beginning with the fiscal year ended December 28, 2008, the Company was required to make excess cash flow payments to reduce the outstanding principal balances under the Credit Agreement provided the Company meet certain leverage ratio requirements. No excess cash flow payments were made in fiscal year 2010 or 2009.

On August 14, 2006, the Company entered into a three-year interest rate swap agreement fixing the interest rate on $27 million of its Term Loan debt. The Company settled with the bank quarterly for the difference between the 5.24% and the 90-day were LIBOR in effect at the beginning of the quarter. Changes in the market value of the interest rate swap recorded each period as an adjustment to interest expense. Such adjustments were a reduction of interest expense of $755,000 in fiscal 2009 and a net increase to interest expense of $120,000 in fiscal 2008. The interest rate swap expired in August of 2009 and there were no derivative instruments outstanding at December 26, 2010 and December 27, 2009.

On October 26, 2010, the Company, in connection with its IPO, entered into a senior credit agreement with a syndicate of financial institutions with respect to the senior credit facilities. The senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which the Company may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. The Company used borrowings under its senior credit facilities in conjunction with the proceeds from the IPO to repay in full the Term Loan, Revolver and 13.25% senior subordinated secured notes as of October 26, 2010.

Under the credit agreement, the Company is allowed to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the senior credit facilities bear interest at the Company’s option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.75% to 3.25%. In addition to paying any outstanding principal amount under the Company’s senior credit facilities, the Company is required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. Borrowings under the Company’s senior credit facilities are collateralized by a first priority interest in all assets of the Company.

The credit agreement provides for bank guarantee under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of October 26, 2010, all previously existing standby letters were replaced by new standby letters of credit. As of December 26, 2010, the maximum exposure under these standby letters of credit was $3.2 million.

The weighted average interest rate on Company borrowings at December 26, 2010 was 3.36% as compared to 3.47% at December 27, 2009.

Future maturities of debt as of December 26, 2010 are as follows (in thousands):

2011	$2,050
2012	2,050
2013	4,100
2014	4,100
2015	28,700

Total	$41,000

Pursuant to the credit agreement relating to the Company’s senior credit facilities, the Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. At December 26, 2010, the Company was in compliance with its applicable financial covenants.

6.	ACCRUED EXPENSES

The major classes of accrued expenses at December 26, 2010 and December 27, 2009 are summarized as follows (in thousands):

	2010	2009

Compensation and related benefits	$8,871	$10,268
Accrued self-insurance claims liability	4,577	4,853
Other taxes payable	4,203	3,546
Other accrued liabilities	3,499	2,991

Total accrued expenses	$21,150	$21,658

7.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 26, 2010 and December 27, 2009 consisted of the following (in thousands):

	2010	2009

Deferred rent	$15,579	$13,975
Deferred compensation (Note 9)		166
Partner surety (Note 9)		200
Other long-term liabilities	103	122

Total other long-term liabilities	$15,682	$14,463

8.	LEASES

The Company leases certain land and buildings used in its restaurant operations under various long-term operating lease agreements. The initial lease terms range from 10 to 20 years and currently expire between 2011 and 2028. The leases include renewal options for 3 to 20 additional years. The majority of leases provide for base (fixed) rent, plus additional rent based on gross sales, as defined in each lease agreement, in excess of a stipulated amount, multiplied by a stated percentage. The Company is also generally obligated to pay certain real estate taxes, insurances, common area maintenance (CAM) charges, and various other expenses related to the properties.

At December 26, 2010, the future minimum rental commitments under noncancellable operating leases, including option periods which are reasonably assured of renewal, are as follows (in thousands):

2011	$19,291
2012	19,632
2013	19,827
2014	20,410
2015	20,378
Thereafter	161,359

Total	$260,897

The above future minimum rental amounts exclude renewal options, which are not reasonably assured of renewal and additional rent based on sales or increases in the United States Consumer Price Index. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis for operating leases.

Rent expense, excluding real estate taxes, CAM charges, insurance and other expenses related to operating leases, in 2010, 2009 and 2008, consists of the following (in thousands):

	2010	2009	2008

Minimum rent	$13,727	$11,391	$10,618
Contingent rent	900	705	933

Total	$14,627	$12,096	$11,551

9.	BONUS PLANS

In 2003, the Strategic Partner Plan (SPP) was created to reward and retain top general managers and executive chefs by providing them with a significantly greater Quarterly Performance Bonus payout potential, in addition to sharing in the appreciation of the Company (“Deferred Compensation”), which is based on a quarterly targeted sales value times an earnings factor based on same store sales performance. The Deferred Compensation vests ratably over the initial term of the agreement and is payable at the termination of the contract (generally five years).

To participate in the SPP, the invitee (partner) signs an agreement to continue their employment with the Company for the term of the initial agreement (five years) and places a deposit (“Partner Surety”) with the Company, which is reflected in other long-term liabilities. The Partner Surety, as well as any Deferred Compensation that may be credited to the partner’s account, is forfeited if the partner breaches the requirements of the SPP agreement. The Company pays interest on the Partner Surety each quarter based on the three-month Certificate of Deposit rate, as published in the Wall Street Journal on the first business day of each calendar quarter and also provides each partner with a $2,500 sign-on bonus when their Partner Surety is received. Total expenses related to the SPP, net of Partner Surety forfeitures, amounted to $0.7 million, $0.8 million and $1.2 million, for fiscal years 2010, 2009 and 2008, respectively. Effective the beginning of fiscal year 2008, the SPP plan is no longer being offered to additional partners although existing partners will continue to participate in the plan until their respective agreements expire at the end of the initial five-year term.

10.	EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) covering all eligible full-time employees. The 401(k) Plan provides for employee salary deferral contributions up to a maximum of 15% of the participants’ eligible compensation, as well as discretionary Company matching contributions. Discretionary Company contributions relating to the 401(k) Plan for the years ended 2010, 2009, and 2008, were $228,000, $180,000 and $222,000, respectively.

11.	STOCK BASED COMPENSATION

2006 Plan

The Company adopted the 2006 Plan, in June 2006, in order to provide an incentive to employees selected by the board of directors for participation. Pursuant to the 2006 Plan, the Company had 1,767,754 stock options outstanding, immediately prior to the IPO, that were granted between 2006 and 2009. Options held ordinarily vest over a period of four years, subject to the applicable employee remaining employed through each vesting date. However, under the original terms of the options, in the event the Company completed a public offering in which the Company and any participating selling shareholders received aggregate net proceeds of at least $50.0 million or the majority of the Company’s stock or assets were sold in a transaction, the options held by the employees would be subject to accelerated vesting in the discretion of the board of directors upon the achievement of certain net proceeds and internal rate of return thresholds.

The board of directors determined, pursuant to the exercise of its discretion in accordance with the 2006 Plan, that the public offering price of the IPO would be deemed to result in the achievement of an “internal rate of return” to the Company’s sponsors of 32.0% upon the consummation of the IPO, and, as a result, upon the consummation of the IPO (i) each outstanding option award under the 2006 Plan was deemed to have vested in a percentage equal to the greater of 80.0% or the percentage of the option award already vested as of that date and, (ii) each outstanding option award under the 2006 Plan was deemed 80.0% exercisable. This agreement resulted in a modification of all of the options under the 2006 Plan. Any unvested and/or unexercisable portion of each outstanding option award was forfeited in accordance with the terms of the 2006 Plan.

On October 6, 2010, the Company’s board of directors approved and, on October 18, 2010, the Company’s shareholders approved the Stock Incentive Plan. The Stock Incentive Plan became effective upon the consummation of the IPO. In connection with the adoption of the Stock Incentive Plan, the board of directors terminated the 2006 Plan effective as of the date on which the Company’s common stock was Publicly Traded (as defined in the 2006 Plan), and no further awards will be granted under the 2006 Plan after such date. However, the termination of the 2006 Plan will not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan will continue to govern outstanding awards granted under the 2006 Plan.

Stock option activity under the 2006 Plan for 2010, 2009, and 2008 is summarized as follows:

	2010	2009	2008

Outstanding — beginning of year	1,776,727	1,694,041	1,768,645
Weighted-average exercise price	$1.45	$1.45	$1.45
Granted	—	127,463	—
Weighted-average exercise price	$—	$1.29	$—
Forfeited	(362,524)	(44,777)	(74,604)
Weighted-average exercise price	$1.45	$1.45	$1.45

Outstanding — end of year	1,414,203	1,776,727	1,694,041

Weighted-average exercise price	$1.44	$1.44	$1.45

Exercisable — end of year	1,414,203	—	—

The weighted-average remaining contractual term of options outstanding at December 26, 2010 was 6 years and all options were exercisable.

The total weighted-average grant-date fair value of options granted in 2007 and 2009 was $0.52, and was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for these options: weighted-average risk-free interest rate of 4.49%, no expected dividend yield, weighted-average volatility of 32.2%, based upon competitors within the industry, and an expected option life of five years. However, due to the modification that occurred in October 2010 to fix the number of options at

80% of the original grant, all of the options were subject to modification accounting and therefore were revalued in their entirety at the date of the modification. As a result of this modification, the Company recorded a one-time non-cash charge of $17.9 million in stock compensation expenses for the year ended December 26, 2010, all of which was recorded in the fourth quarter of 2010.

Following the modification, the total weighted-average fair value of options granted as part of the 2006 Plan was $12.64, and was estimated at the date of the modification using the Black-Scholes option-pricing model. The following assumptions were used for these options: weighted-average risk-free interest rate of 1.10%, no expected dividend yield, weighted-average volatility of 45.8%, based upon competitors within the industry, and an expected option life of five years.

A summary of the status of, and changes to, unvested options during the year ended December 26, 2010 is as follows:

		Weighted-Average
	Number of	Measurement
	Options	Date Fair Value

Unvested — beginning of year	705,674	$12.64
Granted	—	—
Vested	(343,150)	12.64
Forfeited	(362,524)	12.64

Unvested — end of year	—	—

Vested options totaling 1,414,203 are all exercisable, as the specified performance conditions have been met.

Stock Incentive Plan

In October 2010, the Company adopted the Stock Incentive Plan and on October 26, 2010, the Company granted 451,800 restricted common shares to its employees.

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding — beginning of year	—	$—
Granted	451,800	16.90
Vested	(500)	16.90
Forfeited	(2,000)	16.90

Outstanding — end of year	449,300	$16.90

Fair value of the Company’s restricted shares is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. The average of the high and low price of the Company’s shares the date immediately preceding the grant date of October 26, 2010 was $16.90. In the fourth quarter of 2010 the Company recorded approximately $0.3 million in stock compensation costs related to the restricted shares. As of December 26, 2010, total unrecognized stock-based compensation expense related to non-vested restricted shares was approximately $6.6 million, which is expected to be recognized over a weighted average period of approximately 3.8 years taking into account potential forfeitures. These restricted shares will vest, subject to certain exceptions, annually over a four year period.

12.	INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	2010	2009	2008

Current income tax expense:
Federal	$—	$—	$—
State and local	228	135	166

Total current income tax expense	228	135	166

Deferred income tax expense:
Federal	—	—	50,107
State and local	—	—	4,788

Total deferred income tax expense	—	—	54,895

Total income tax expense	$228	$135	$55,061

Deferred income taxes as of December 26, 2010 and December 27, 2009 consisted of the following (in thousands):

	2010	2009

Deferred tax assets:
Goodwill for tax reporting purposes	$34,891	$38,127
Stock compensation	7,026
Self-insurance reserves	2,682	2,819
Depreciation and amortization	5,982	4,918
Federal and state net operating losses	225	4,425
FICA tip credit carryforward	13,349	9,893
Other	879	809

Total gross deferred tax assets	65,034	60,991

Deferred tax liabilities:
Prepaid assets	(419)	(305)
Deferred rent	(1,847)	(638)

Total gross deferred tax liabilities	(2,266)	(943)

Valuation allowance	(62,768)	(60,048)

Net deferred tax asset	$—	$—

Goodwill for tax reporting purposes is amortized over 15 years. At December 26, 2010, the Company has net operating loss carryforwards for state income tax purposes of $2.8 million and no federal net operating loss carryforwards. The Company also has Federal Insurance Contributions Act (FICA) tip credit carryforwards of $13.3 million, which will expire at various dates from 2026 through 2030.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The valuation allowance relates to net operating loss and credit carryforwards and temporary differences for which management believes that realization is uncertain. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets will be recognized as a reduction of future income tax expense.

The effective income tax expense differs from the federal statutory tax expense for the years ended December 26, 2010, December 27, 2009 and December 28, 2008, as follows (in thousands):

	2010	2009	2008

Provision at statutory rate	$(351)	$1,238	$(2,218)
FICA tip credit	(3,487)	(3,073)	(2,890)
State income taxes — net of federal benefit	104	292	(389)
Other — net	1,242	1,120	1,068
Deferred tax asset valuation allowance	2,720	558	59,490

Total income tax expense	$228	$135	$55,061

During 2009, new accounting standards became effective in regard to uncertain tax positions. The new standards require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Upon adoption, the Company determined that these new standards did not have a material effect on prior consolidated financial statements and therefore no change was made to the 2009 opening balance of retained earnings. The new standards also require that changes in judgment that result in subsequent recognition, derecognition, or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs. As of December 26, 2010 and December 27, 2009, the Company had no uncertain income tax positions.

It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision, however, the Company currently has no penalties or interest related to income taxes. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 28, 2007 through December 26, 2010. The Company’s state income tax returns are open to audit under certain states for the years ended December 28, 2006 through December 26, 2010.

13.	COMMITMENTS AND CONTINGENCIES

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

The Company is currently the guarantor of a lease that was previously assigned. Under the guarantee agreement, the Company is responsible for the costs of the lease and has recorded a liability for the costs expected to be incurred in future periods. This amount is immaterial to the Company’s financial statements.

14.	RELATED-PARTY TRANSACTIONS

Prior to the IPO, approximately 80% of the common shares of the Company were owned by affiliates of Castle Harlan, Inc. (“Castle Harlan”), Bruckmann, Rosser, Sherrill and Co., Inc. (“BRS”), and Golub Capital Incorporated. Management fees were determined pursuant to Management Agreements between the Company and each of Castle Harlan and BRS. Prior to fiscal 2009, management fees were based upon a percentage of Earnings Before Interest, Taxes and, Depreciation and Amortization (“Defined EBITDA”) as defined in the Management Agreements. Starting in fiscal 2009 and for all subsequent years, such fees were based upon predetermined amounts as outlined in the Management Agreements. Management fees paid to Castle Harlan and BRS amounted to approximately $2.4 million, $1.7 million and $0.4 million for fiscal years 2010, 2009 and 2008, respectively. Effective October 26, 2010, upon completion of the IPO, the Management Agreements were terminated. In the fourth quarter of 2010, in accordance with the termination of the Management Agreements, the Company incurred a $1.0 million termination charge.

15.	INTERIM FINANCIAL RESULTS (UNAUDITED)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2010 and fiscal 2009 (in thousands, except per share data).

	Fiscal 2010
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$81,844	$89,152	$83,704	$88,325	$343,025
Income (loss) from operations	4,386	7,244	5,079	(10,290)	6,419
Net (loss) income attributed to common shareholders(1)	(573)	2,377	(266)	(6,537)	(4,999)
Basic and diluted net (loss) income per share(2)	$(0.08)	$0.33	$(0.04)	$(0.42)	$(0.54)
Basic and diluted weighted average shares outstanding	7,234	7,234	7,234	15,421	9,281

	Fiscal 2009
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$73,593	$79,921	$76,843	$81,352	$311,709
Income from operations	600	3,716	5,330	1,009	10,655
Net (loss) income attributed to common shareholders	(4,003)	(914)	487	(3,768)	(8,198)
Basic and diluted net (loss) income per share	$(0.55)	$(0.13)	$0.07	$(0.52)	$(1.13)
Basic and diluted weighted average shares outstanding	7,234	7,234	7,234	7,234	7,234

(1)	The fourth quarter of 2010 contains an IPO-related $20.5 million expense, consisting of $18.2 million for non cash stock compensation charges, $1.3 million for the write off of loan origination fees and $1.0 million related to the termination of the Management Agreements.

(2)	Sum of the quarterly amounts do not equal the total year amount due to the adjustment in share count that occurred in connection with the IPO.

In management’s opinion, the unaudited quarterly information shown above has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

Exhibit Index

Description

3.1	Second Amended and Restated Articles of Incorporation of Bravo Brio Restaurant Group, Inc. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).
3.2	Second Amended and Restated Regulations of Bravo Brio Restaurant Group, Inc. (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).
4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 7, 2010).
4.2	Credit Agreement, dated as of October 26, 2010, by and among Bravo Brio Restaurant Group, Inc., as borrower, the domestic subsidiaries of the borrower, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, KeyBank National Association and Regions Financial Corporation, as co-documentation agents, and Wells Fargo Securities, LLC and Banc of America Securities LLC, as co-lead arrangers and joint book managers (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).
10.1	Registration Rights Agreement, dated as of June 29, 2006, by and among Bravo Development, Inc., Bravo Development Holdings LLC and the other investors named therein (incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on July 2, 2010).
10.2	Employment Agreement, effective January 12, 2007, by and between Bravo Development, Inc. and Saed Mohseni (incorporated by reference from Exhibit 10.10 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on July 2, 2010).
10.3	Employment Agreement, dated as of October 26, 2010, by and between Bravo Brio Restaurant Group, Inc. and James J. O’Connor (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).
10.4	Exchange Agreement, dated as of October 18, 2010, by and among Bravo Brio Restaurant Group, Inc., Bravo Development Holdings LLC and all other shareholders of Bravo Brio Restaurant Group, Inc. listed on the signature pages thereto (incorporated by reference from Exhibit 10.16 to Amendment No. 5 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 19, 2010).
10.5	Plan of Reorganization, dated as of October 18, 2010, by and between Bravo Brio Restaurant Group, Inc. and Bravo Development Holdings LLC (incorporated by reference from Exhibit 10.17 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 7, 2010).
10.6	Bravo Development, Inc. 2006 Stock Option Plan (incorporated by reference from Exhibit 10.11 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on July 2, 2010).
10.7	Amendment No. 1 to the Bravo Development, Inc. 2006 Stock Option Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 7, 2010).
10.8	Form of Option Award Letter under the Bravo Development, Inc. 2006 Stock Option Plan (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on July 2, 2010).
10.9	Bravo Brio Restaurant Group, Inc. Stock Incentive Plan.
10.10	Form of Non-Qualified Option Award Letter under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.14 to Amendment No. 4 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 8, 2010).

Description

10.11		Form of Restricted Stock Award Letter under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 4 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 8, 2010).
10	.12*	Bravo Brio Restaurant Group, Inc. Foodservice Distribution Agreement, dated as of February 10, 2011, by and between Bravo Brio Restaurant Group, Inc. and Distribution Market Advantage, Inc.
12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1		Subsidiaries of Bravo Brio Restaurant Group, Inc.
23.1		Consent of Deloitte & Touche LLP.
24.1		Powers of Attorney (included on the signature page).
31.1		Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain information in this exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested from the SEC with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2011

Bravo Brio Restaurant Group, Inc.

By:	/s/ Saed Mohseni
Saed Mohseni
President, Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Saed Mohseni and James J. O’Connor, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Saed Mohseni Saed Mohseni	President, Chief Executive Officer and Director (principal executive officer)	February 17, 2011

By:	/s/ James J. O’Connor James J. O’Connor	Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 17, 2011

By:	/s/ Allen J. Bernstein Allen J. Bernstein	Director	February 17, 2011

By:	/s/ Alton F. Doody III Alton F. Doody III	Director	February 17, 2011

By:	/s/ James S. Gulmi James S. Gulmi	Director	February 17, 2011

By:	/s/ David B. Pittaway David B. Pittaway	Director	February 17, 2011

By:	/s/ Harold O. Rosser, II Harold O. Rosser, II	Director	February 17, 2011

By:	/s/ Fortunato N. Valenti Fortunato N. Valenti	Director	February 17, 2011