Form 10-Q
period 2011-03-27
Bravo Brio Restaurant Group, Inc.
filed 2011-05-11
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34920
BRAVO BRIO RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1566328

(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

777 Goodale Boulevard, Suite 100 Columbus, Ohio	43212

(Address of principal executive office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐ No ☑
As of May 10, 2011, the latest practicable date, 19,260,351 of the registrant’s common shares, no par value per share, were issued and outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 27, 2011 and DECEMBER 26, 2010
(Dollars in thousands)

	March 27,	December 26,
	2011	2010
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$4,643	$2,460
Accounts receivable	5,238	4,754
Tenant improvement allowance receivable	1,427	632
Inventories	2,211	2,415
Prepaid expenses and other current assets	1,882	2,229

Total current assets	15,401	12,490

Property and equipment — net	147,914	147,621

Other assets — net	3,323	3,342

Total assets	$166,638	$163,453

Liabilities and stockholders’ equity

Current liabilities
Trade and construction payables	$10,160	$9,920
Accrued expenses	21,773	21,150
Current portion of long-term debt	2,050	2,050
Deferred lease incentives	4,967	4,979
Deferred gift card revenue	6,946	9,725

Total current liabilities	45,896	47,824

Deferred lease incentives	54,554	54,594

Long-term debt	38,438	38,950

Other long-term liabilities	16,370	15,682

Commitments and contingencies

Stockholders’ equity
Common shares, no par value per share — authorized, 100,000,000 shares; issued and outstanding, 19,250,500 at March 27, 2011 and December 26, 2010	191,727	191,297
Retained deficit	(180,347)	(184,894)

Total stockholders’ equity	11,380	6,403

Total liabilities and stockholders’ equity	$166,638	$163,453

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2011 AND MARCH 28, 2010
(UNAUDITED)
(Dollars in thousands except per share data)

	Thirteen Weeks Ended
	March 27,	March 28,
	2011	2010

Revenues	$90,418	$81,844

Costs and expenses
Cost of sales	24,289	21,357
Labor	30,484	28,096
Operating	14,023	12,753
Occupancy	5,850	5,525
General and administrative expenses	6,013	4,398
Restaurant preopening costs	543	1,205
Depreciation and amortization	4,106	4,124

Total costs and expenses	85,308	77,458

Income from operations	5,110	4,386

Net interest expense	480	1,770

Income before income taxes	4,630	2,616

Income tax expense	83	100

Net income	4,547	2,516

Undeclared preferred dividends	—	(3,089)

Net income (loss) attributed to common shareholders	$4,547	$(573)

Net income (loss) per basic share	$0.24	$(0.08)

Net income (loss) per diluted share	$0.22	$(0.08)

Weighted average shares outstanding-basic	19,251	7,234

Weighted average shares outstanding-diluted	20,537	7,234

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2011 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Stockholders’
	Shares	Amount	Deficit	Equity

Balance — December 26, 2010	19,250,500	$191,297	$(184,894)	$6,403

Net income	—	—	4,547	4,547

Share-based compensation costs	—	430	—	430

Balance — March 27, 2011	19,250,500	$191,727	$(180,347)	$11,380

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2011 AND MARCH 28, 2010
(UNAUDITED)
(Dollars in thousands)

	Thirteen Weeks Ended
	March 27,	March 28,
	2011	2010

Cash flows from operating activities:
Net income	$4,547	$2,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,197	4,124
Loss on disposals of property and equipment	48	20
Amortization of deferred lease incentives	(1,243)	(1,097)
Share-based compensation costs	430	—
Interest incurred and capitalized but not yet paid	—	114
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	(1,279)	1,274
Inventories	204	186
Prepaid expenses and other current assets	347	(163)
Trade and construction payables	(14)	(1,200)
Deferred lease incentives	1,191	2,637
Deferred gift card revenue	(2,779)	(2,674)
Other accrued expenses	623	25
Other — net	604	346

Net cash provided by operating activities	6,876	6,108

Cash flows from investing activities:
Purchase of property and equipment	(4,181)	(6,410)

Net cash used in investing activities	(4,181)	(6,410)

Cash flows from financing activities:
Proceeds from long-term debt	—	26,300
Payments on long-term debt	(512)	(26,006)

Net cash (used in) provided by financing activities	(512)	294

Net increase (decrease) in cash and cash equivalents	2,183	(8)

Cash and cash equivalents — beginning of period	2,460	249

Cash and cash equivalents — end of period	$4,643	$241

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest of $0 and $49 for the thirteen weeks ended March 27, 2011 and March 28, 2010, respectively	415	1,443
Income taxes paid	124	19
Property additions financed by trade and construction payables	2,474	295
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements
1.	BASIS OF PRESENTATION

Description of Business — As of March 27, 2011, Bravo Brio Restaurant Group, Inc. (the “Company”) owned and operated 87 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio® Tuscan Grille,” and “Bon Vie.” Of the 87 restaurants the Company operates, there are 48 Bravo! Cucina Italiana® restaurants, 38 Brio® Tuscan Grille restaurants, and one Bon Vie restaurant in operation in 29 states throughout the United States of America.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the thirteen weeks ended March 27, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2011.

Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited consolidated financial statements and related condensed notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 26, 2010 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010 filed with the SEC on February 17, 2011.

2.	NET INCOME (LOSS) PER SHARE

Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares. At March 27, 2011, all outstanding stock options and restricted stock were included in the dilutive calculation. At March 28, 2010, no stock options were exercisable and no restricted stock was outstanding. Accordingly, no stock options or restricted stock were included as part of the diluted EPS calculation.

(all information in thousands, except per share data)

	Thirteen Weeks Ended
	March 27,	March 28,
	2011	2010

Net income (loss) attributed to common shareholders	$4,547	$(573)

Weighted average common shares outstanding	19,251	7,234
Effect of dilutive securities:
Stock Options	1,214	—
Restricted Stock	72	—
Weighted average common and potentially issuable common shares outstanding — diluted	20,537	7,234

Basic net income (loss) per common share	$0.24	$(0.08)

Diluted net income (loss) per common share	$0.22	$(0.08)

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)
3.	LONG-TERM DEBT
Long-term debt at March 27, 2011 and December 26, 2010 consisted of the following (in thousands):

	March 27,	December, 26
	2011	2010

Term loan	$40,488	$41,000

Total	40,488	41,000

Less current maturities	(2,050)	(2,050)

Long-term debt	$38,438	$38,950

On October 26, 2010, the Company, in connection with its IPO, entered into a credit agreement with a syndicate of financial institutions with respect to its senior credit facilities. The senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which the Company may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. The Company used borrowings under its senior credit facilities, together with the net proceeds from the IPO, to repay in full all of its debt outstanding prior to the IPO.

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

The credit agreement provides for bank guarantee under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of October 26, 2010, all previously existing standby letters were replaced by new standby letters of credit. As of March 27, 2011, the maximum exposure under these standby letters of credit was $3.2 million.

Pursuant to the credit agreement, the Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. At March 27, 2011, the Company was in compliance with its applicable financial covenants.

4.	STOCK BASED COMPENSATION
2006 Plan
Stock option activity for the thirteen weeks ended March 27, 2011 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 26, 2010	1,414,203	$1.44

Exercised	—	—
Granted	—	—
Forfeited	—	—

Outstanding at March 27, 2011	1,414,203	$1.44

Exercisable at March 27, 2011	1,414,203	$1.44

At March 27, 2011, the weighted-average remaining contractual term of options outstanding was approximately six years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at March 27, 2011 was $20.5 million.

The total weighted-average grant-date fair value of options granted in 2007 and 2009 was $0.52, and was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for these options: weighted-average risk-free interest rate of 4.49%, no expected dividend yield, weighted-average volatility of 32.2%, based upon competitors within the industry, and an expected option life of five years. In October 2010 in connection with the IPO, the Company’s board of directors determined, pursuant to the exercise of its discretion in accordance with the Bravo Development, Inc. Option Plan (the “2006 Plan”), that upon the consummation of the IPO (i) each then outstanding option award under the 2006 Plan would be deemed to have vested in a percentage equal to the greater of 80.0% or the percentage of the option award already vested as of that date and, (ii) each then outstanding option award would be deemed 80.0% exercisable. As a result of such determination, all of the options were subject to modification accounting and therefore were revalued in their entirety at the date of the modification. The Company recorded all of the stock compensation expense related to the 2006 Plan in the fourth quarter of 2010 and no additional stock compensation expense will be recorded with respect to options granted under this plan.

Following the modification, the total weighted-average fair value of options granted under of the 2006 Plan was $12.64, and was estimated at the date of the modification using the Black-Scholes option-pricing model. The following assumptions were used for these options: weighted-average risk-free interest rate of 1.10%, no expected dividend yield, weighted-average volatility of 45.8%, based upon competitors within the industry and an expected option life of five years.

Stock Incentive Plan

In October 2010, the Company adopted the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) and on October 26, 2010, the Company granted 451,800 shares of restricted common stock to its employees.

Restricted stock activity for the thirteen weeks ended March 27, 2011 is summarized as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at December 26, 2010	449,300	$16.90

Granted	—	—

Vested	—	—

Forfeited	(6,250)	16.90

Outstanding at March 27, 2011	443,050	$16.90

Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on October 25, 2010, the date immediately preceding the date of grant. The average of the high and low price of the Company’s shares on October 25, 2010 was $16.90. In the first quarter of 2011 the Company recorded approximately $0.4 million in stock compensation costs related to the shares of restricted stock. As of March 27, 2011, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $6.2 million, which is expected to be recognized over a weighted average period of approximately 3.6 years taking into account potential forfeitures. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period.

5.	COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims, possible legal actions, and other matters arising out of the normal course of business. While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying consolidated financial statements and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is currently the guarantor of a lease that was previously assigned. Under the guarantee agreement, the Company is responsible for the costs of the lease and has recorded a liability for the costs expected to be incurred in future periods. This amount is immaterial to the Company’s financial statements.

6.	SUBSEQUENT EVENTS

On April 1, 2011, a secondary public offering of the Company’s common shares was completed by certain of the Company’s existing shareholders. The selling shareholders sold 4,577,122 previously outstanding shares, including 416,102 shares sold to cover over-allotments. The Company did not receive any proceeds from the offering. The selling shareholders paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred $0.6 million in costs and registration expenses related to the offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this discussion together with our unaudited consolidated financial statements and accompanying condensed notes. Unless indicated otherwise, any reference in this report to the “Company,” “we,” “us,” and “our” refer to Bravo Brio Restaurant Group, Inc. together with its subsidiaries.
This discussion contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 filed with the SEC on February 17, 2011 (the “2010 Annual Report on Form 10-K”).
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our 2010 Annual Report on Form 10-K and the unaudited consolidated financial statements and the related condensed notes thereto included herein.
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
Our business is highly sensitive to changes in guest traffic. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust to this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to lower commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have implemented limited incremental discounting as we have opted to focus on improving our menu items as opposed to discounting them. While we knew that limited incremental discounting might impact our guest counts and revenue, we directed our efforts to improve our operating margins. Additionally, we have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages. These efforts have resulted in a favorable sales mix and an increase in average guest check.

Results of Operations
Thirteen Weeks Ended March 27, 2011 Compared to the Thirteen Weeks Ended March 28, 2010
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenue.

	Thirteen Weeks Ended
	March 27,	% of	March 28,	% of
	2011	Revenues	2010	Revenues	Change	% Change
	(dollars in thousands)

Revenues	$90,418	100%	$81,844	100%	$8,574	10.5%
Cost and expenses:
Cost of sales	24,289	26.9%	21,357	26.1%	2,932	13.7%
Labor	30,484	33.7%	28,096	34.3%	2,388	8.5%
Operating	14,023	15.5%	12,753	15.6%	1,270	10.0%
Occupancy	5,850	6.5%	5,525	6.8%	325	5.9%
General and administrative expenses	6,013	6.7%	4,398	5.4%	1,615	36.7%
Restaurant preopening costs	543	0.6%	1,205	1.5%	(662)	(54.9)%
Depreciation and amortization	4,106	4.5%	4,124	5.0%	(18)	(0.4)%

Total costs and expenses	85,308	94.3%	77,458	94.6%	7,850	10.1%

Income from operations	5,110	5.7%	4,386	5.4%	724	16.5%
Net interest expense	480	0.5%	1,770	2.2%	(1,290)	(72.9)%

Income before income taxes	4,630	5.1%	2,616	3.2%	2,014	77.0%
Income tax expense	83	0.1%	100	0.1%	(17)	(17.0)%

Net income	$4,547	5.0%	$2,516	3.1%	$2,031	80.7%

Revenues. Revenues increased $8.6 million, or 10.5%, to $90.4 million for the thirteen weeks ended March 27, 2011, as compared to $81.8 million for the thirteen weeks ended March 28, 2010. The increase of $8.6 million was primarily due to an additional 72 operating weeks provided by five new restaurants opened in 2010 and one restaurant opened in the first quarter of 2011. Also contributing to this increase was $2.1 million, or 2.7%, of growth in comparable restaurant revenues, which was driven by a 2.6% increase in guest counts that increased comparable revenues by $2.0 million, as well as an increase of 0.1% resulting from sales mix and menu price increases. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues increased $2.4 million, or 6.3%, to $40.5 million for the thirteen weeks ended March 27, 2011 as compared to $38.1 million for the thirteen weeks ended March 28, 2010. Comparable revenues for the BRAVO! brand restaurants increased 0.6%, or $0.2 million, to $36.3 million for the thirteen weeks ended March 27, 2011 as compared to $36.1 million for the first thirteen weeks of 2010. Revenues for BRAVO! brand restaurants not included in the comparable revenue base increased $2.2 million to $4.2 million for the thirteen weeks ended March 27, 2011. At March 27, 2011, there were 44 BRAVO! restaurants included in the comparable revenue base and four BRAVO! restaurants not included in the comparable revenue base.

For our BRIO brand, restaurant revenues increased $6.1 million, or 14.0%, to $49.9 million for the thirteen weeks ended March 27, 2011 as compared to $43.8 million for the thirteen weeks ended March 28, 2010. Comparable revenues for the BRIO brand restaurants increased 4.6%, or $1.9 million, to $43.0 million for the thirteen weeks ended March 27, 2011 as compared to $41.1 million for the first thirteen weeks of 2010. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $4.3 million to $6.9 million for the thirteen weeks ended March 27, 2011. At March 27, 2011, there were 34 BRIO restaurants included in the comparable revenue base and five BRIO restaurants not included in the comparable revenue base.
Cost of Sales. Cost of sales increased $2.9 million, or 13.7%, to $24.3 million for the thirteen weeks ended March 27, 2011, as compared to $21.4 million for the thirteen weeks ended March 28, 2010. As a percentage of revenues, cost of sales increased to 26.9% for the thirteen weeks ended March 27, 2011, from 26.1% for the thirteen weeks ended March 28, 2010. The increase in cost of sales, as a percentage of revenues, was primarily a result of higher commodity costs for our produce in 2011. As a percentage of revenues, food costs increased 0.9% and increased in total dollars by $2.6 million. Beverage costs decreased as a percentage of revenues by 0.1% but increased in total dollars by $0.3 million. The increase in these costs is related to the growth in restaurants in 2011 versus 2010.
Labor Costs. Labor costs increased $2.4 million, or 8.5%, to $30.5 million for the thirteen weeks ended March 27, 2011, as compared to $28.1 million for the thirteen weeks ended March 28, 2010. This increase was primarily the result of increased hourly wages of $1.7 million, and an increase of $0.5 million in Company paid benefits relating to new restaurants. As a percentage of revenues, labor costs decreased to 33.7% for the thirteen weeks ended March 27, 2011, from 34.3% for the thirteen weeks ended March 28, 2010. The decrease as a percentage of revenues is a result of positive leverage from comparable restaurant revenues.
Operating Costs. Operating costs increased $1.2 million, or 10.0%, to $14.0 million for the thirteen weeks ended March 27, 2011, as compared to $12.8 million for the thirteen weeks ended March 28, 2010. This increase was mainly due to an additional 72 operating weeks in 2011 as compared to 2010 from the six restaurants opened in 2010 and 2011. As a percentage of revenues, operating costs decreased to 15.5% for the thirteen weeks ended March 27, 2011, compared to 15.6% for the thirteen weeks ended March 28, 2010. The decrease as a percentage of revenues was primarily related to the benefit of cost controls for restaurant supplies and insurance incurred during the thirteen week period as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs increased $0.4 million, or 5.9%, to $5.9 million for the thirteen weeks ended March 27, 2011, as compared to $5.5 million for the thirteen weeks ended March 28, 2010. As a percentage of revenues, occupancy costs decreased to 6.5% for the thirteen weeks ended March 27, 2011, from 6.8% for the thirteen weeks ended March 28, 2010. The decrease as a percentage of revenues was primarily due to the leverage of comparable restaurant revenues in the first thirteen weeks of 2011 as compared to the same period in 2010.
General and Administrative. General and administrative expenses increased by $1.6 million, or 36.7%, to $6.0 million for the thirteen weeks ended March 27, 2011, as compared to $4.4 million for the thirteen weeks ended March 28, 2010. As a percentage of revenues, general and administrative expenses increased to 6.7% for the thirteen weeks ended March 27, 2011, from 5.4% for the thirteen weeks ended March 28, 2010. The change was primarily attributable to $0.6 million of costs and expenses incurred in connection with a secondary public offering of the Company’s common shares, which was completed by certain of the Company’s existing shareholders just after the end of the quarter, and stock compensation costs of approximately $0.4 million related to the Stock Incentive Plan. Additionally, approximately $0.5 million in costs related to operating as a public company were incurred in the first thirteen weeks of 2011 including, but not limited to, accounting, legal, administrative and insurance costs that were not incurred in the same period last year.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $0.7 million, or 54.9%, to $0.5 million for the thirteen weeks ended March 27, 2011, as compared to $1.2 million for the thirteen weeks ended March 28, 2010. Year over year change in pre-opening costs was driven by the timing and number of restaurant openings in a given period. During the first thirteen weeks of 2011, we opened one restaurant and had two additional restaurants under construction while in the first thirteen weeks of 2010 we opened two restaurants and had two additional restaurants under construction.

Depreciation and Amortization. As a percentage of revenues, depreciation and amortization expenses decreased to 4.5% for the thirteen weeks ended March 27, 2011 from 5.0% for the thirteen weeks ended March 28, 2010. The change was primarily the result of positive leverage from comparable restaurant revenues.
Net Interest Expense. Net interest expense decreased $1.3 million to $0.5 million for the thirteen weeks ended March 27, 2011 as compared to $1.8 million for the thirteen weeks ended March 28, 2010. This decrease was due to the pay off of the Company’s old credit facilities in connection with the initial public offering in October 2010 and the Company’s concurrent entrance into new credit facilities with a smaller outstanding debt balance.
Income Taxes. Income tax expense was $0.1 million for both the thirteen weeks ended March 27, 2011 and March 28, 2010. No Federal income tax expense was recorded as a full valuation allowance was provided to offset deferred tax assets, including those arising from net operating losses and other business credit carry forwards.
Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of March 27, 2011, we had approximately $4.6 million in cash and cash equivalents and approximately $36.8 million of availability under our senior credit facilities (after giving effect to $3.2 million of outstanding letters of credit at March 27, 2011). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2011.
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
Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in our 2010 Annual Report on Form 10-K under the heading “Risk Factors.”
The following table presents a summary of our cash flows for the thirteen weeks ended March 27, 2011 and March 28, 2010 (in thousands):

	Thirteen Weeks Ended,
	March 27,	March 28,
	2011	2010
Net cash provided by operating activities	$6,876	$6,108
Net cash used in investing activities	(4,181)	(6,410)
Net cash (used in) provided by financing activities	(512)	294

Net increase (decrease) in cash and cash equivalents	2,183	(8)
Cash and cash equivalents at beginning of year	2,460	249

Cash and cash equivalents at end of period	$4,643	$241

Operating Activities. Net cash provided by operating activities was $6.9 million for the thirteen weeks ended March 27, 2011, compared to $6.1 million for the thirteen weeks ended March 28, 2010. The increase in net cash provided by operating activities in the first thirteen weeks of 2011 compared to the same period in 2010 was due to an increase in cash receipts, primarily due to an increase in revenues, in excess of cash expenditures from the prior year. Cash receipts for the first thirteen weeks of 2011 and 2010 were $91.8 million and $82.6 million, respectively. Cash expenditures during the first thirteen weeks of 2011 and 2010 were $85.1 million and $76.5 million, respectively.

Investing Activities. Net cash used in investing activities was $4.2 million for the thirteen weeks ended March 27, 2011, compared to $6.4 million for the thirteen weeks ended March 28, 2010. We invested cash to purchase property and equipment related to our restaurant expansion plans. The decrease in spending is related to the timing of restaurant openings, the timing of spending related to our new restaurants as well as the number of restaurants that were open during 2011 versus 2010. During the first thirteen weeks of 2011, we opened one restaurant and had two additional restaurants under construction, while in the first thirteen weeks of 2010 we opened two restaurants and had two additional restaurants under construction.
Financing Activities. Net cash used in financing activities was $0.5 million for the thirteen weeks ended March 27, 2011, compared to cash provided by financing activities of $0.3 million for the thirteen weeks ended March 28, 2010. Net cash used in financing activities in 2011 was used for the scheduled pay down of the Company’s term debt and the cash provided by financing activities in 2010 resulted from borrowings under the Company’s former revolving credit facility in excess of payments on the former revolving credit facility as well other debt payments.
As of March 27, 2011, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
We anticipate that each new BRAVO! restaurant will, on average, require a total cash investment of $1.5 million to $2.0 million (net of estimated lease incentives). We expect that each new BRIO restaurant will require an estimated cash investment of $2.0 million to $2.5 million (net of estimated lease incentives). We expect to spend approximately $0.4 million to $0.5 million per restaurant for cash pre-opening costs. The projected cash investment per restaurant is based on historical averages.
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2011 to be in the range of approximately $18-$20 million, for a total of $22-$24 million for the year. This is primarily related to the opening of six to seven additional restaurants in the last three quarters of 2011, the start of construction of restaurants to be opened in early 2012, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates spending approximately $4.0 million in preopening costs for the remainder of 2011 for a total of approximately $4.5 million for all of 2011.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $30.5 million at March 27, 2011, compared to a net working capital deficit of $35.3 million at December 26, 2010.
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

In connection with our initial public offering, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our credit agreement also requires us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At March 27, 2011, the Company was in compliance with its applicable financial covenants. Additionally, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.
Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR are payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest shall be payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of March 27, 2011, we had an outstanding principal balance of approximately $40.5 million on our term loan facility and no outstanding balance on our revolving credit facility.
Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants in fiscal 2011. Management believes that the cash flow from operating activities as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 27, 2011, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

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
The Company previously granted options pursuant to the Bravo Development, Inc. Option Plan, or the 2006 Plan, which were granted with exercise prices equal to the fair value of the Company’s common shares at the date of grant. All compensation costs related to these options were recorded in the fourth quarter of 2010.
Restricted stock granted under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan, or the Stock Incentive Plan, is recorded at the fair value of the Company’s shares on the average of the high and low on the date immediately preceding the date of grant. The cost of employee service is recognized as compensation expense over the period that an employee provides service in exchange for the award, typically the vesting period. Pursuant to the Stock Incentive Plan, the Company granted 451,800 restricted shares on October 26, 2010 which will vest, subject to certain exceptions, over a four year period. The Company will record compensation expense related to these shares over that period.
See Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on stock options and restricted stock.
Recent Accounting Pronouncements — We reviewed all significant newly issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our financial statements as a result of future adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long term debt. Our principal interest rate exposure relates to the loans outstanding under our senior credit facilities, which are payable at variable rates.
At March 27, 2011, we had $40.5 million in debt outstanding under our term loan facility. Each eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in a $51,000 annual change in our interest expense.
Commodity Price Risk
We are exposed to market price fluctuation in beef, seafood, produce and other food product prices. Given the historical volatility of beef, seafood, produce and other food product prices, these fluctuations can materially impact our food and beverage costs. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We currently do not contract for any of our seafood and we are unable to contract for some of our commodities such as certain produce items for periods longer than one week. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, we cannot immediately take into account changing costs of food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, seafood, produce and other food product prices at this time.

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

ITEM 1A.	RISK FACTORS
There have been no material changes from our risk factors as previously reported in our 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed or furnished with this Quarterly Report:
EXHIBIT INDEX

Exhibit
Number		Description

31	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 11, 2011

Bravo Brio Restaurant Group, Inc.
By:	/s/ Saed Mohseni
Saed Mohseni
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)