Form 10-Q
period 2011-06-26
Bravo Brio Restaurant Group, Inc.
filed 2011-08-09
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐ No ☑
As of August 8, 2011, the latest practicable date, 19,316,139 of the registrant’s common shares, no par value per share, were issued and outstanding.

Table of Contents:

Part I
Financial Information
Item 1. Financial Statements
Bravo Brio Restaurant Group, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 26, 2011 and December 26, 2010
(Dollars in thousands)

	June 26,	December 26,
	2011	2010
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$7,078	$2,460
Accounts receivable	4,998	4,754
Tenant improvement allowance receivable	1,974	632
Inventories	2,279	2,415
Deferred income taxes	2,630	—
Prepaid expenses and other current assets	1,917	2,229

Total current assets	20,876	12,490

Property and equipment — net	151,255	147,621

Deferred income taxes — net	54,737	—

Other assets — net	3,289	3,342

Total assets	$230,157	$163,453

Liabilities and stockholders’ equity

Current liabilities
Trade and construction payables	$11,029	$9,920
Accrued expenses	21,067	21,150
Current portion of long-term debt	1,897	2,050
Current portion of deferred lease incentives	5,362	4,979
Deferred gift card revenue	6,483	9,725

Total current liabilities	45,838	47,824

Long-term portion of deferred lease incentives	56,831	54,594

Long-term debt	35,103	38,950

Other long-term liabilities	16,905	15,682

Commitments and contingencies

Stockholders’ equity
Common shares, no par value per share — authorized, 100,000,000 shares; issued and outstanding, 19,312,232 at June 26, 2011 and 19,250,500 at December 26, 2010	192,429	191,297
Retained deficit	(116,949)	(184,894)

Total stockholders’ equity	75,480	6,403

Total liabilities and stockholders’ equity	$230,157	$163,453

See condensed notes to unaudited consolidated financial statements.

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Thirteen and Twenty-Six Weeks Ended June 26, 2011 and June 27, 2010 (Unaudited)
(Dollars in thousands except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Revenues	$94,400	$89,152	$184,818	$170,996

Costs and expenses
Cost of sales	25,102	23,032	49,391	44,389
Labor	31,679	30,004	62,163	58,100
Operating	14,407	13,807	28,430	26,560
Occupancy	6,310	5,785	12,160	11,310
General and administrative expenses	4,869	4,589	10,882	8,987
Restaurant preopening costs	1,058	480	1,601	1,685
Depreciation and amortization	4,146	4,211	8,252	8,335

Total costs and expenses	87,571	81,908	172,879	159,366

Income from operations	6,829	7,244	11,939	11,630

Interest expense, net	441	1,773	921	3,543

Income before income taxes	6,388	5,471	11,018	8,087

Income tax (benefit) expense	(57,010)	4	(56,927)	104

Net income	63,398	5,467	67,945	7,983

Undeclared preferred dividends	—	(3,090)	—	(6,179)

Net income attributed to common shareholders	$63,398	$2,377	$67,945	$1,804

Net income per basic share	$3.29	$0.33	$3.53	$0.25

Net income per diluted share	$3.09	$0.33	$3.31	$0.25

Weighted average shares outstanding-basic	19,277	7,234	19,264	7,234

Weighted average shares outstanding-diluted	20,547	7,234	20,542	7,234

See condensed notes to unaudited consolidated financial statements.

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Twenty-Six Weeks Ended June 26, 2011 (Unaudited)
(Dollars in thousands)

	Common Shares		Retained	Stockholders’
	Shares	Amount	Deficit	Equity

Balance — December 26, 2010	19,250,500	$191,297	$(184,894)	$6,403

Net income	—	—	67,945	67,945

Proceeds from the exercise of stock options	61,732	80	—	80

Excess tax benefit related to stock option exercises	—	192	—	192

Share-based compensation costs	—	860	—	860

Balance — June 26, 2011	19,312,232	$192,429	$(116,949)	$75,480

See condensed notes to unaudited consolidated financial statements.

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Twenty-Six Weeks Ended June 26, 2011 and June 27, 2010 (Unaudited)
(Dollars in thousands)

	Twenty-Six Weeks Ended
	June 26,	June 27,
	2011	2010
Cash flows from operating activities:
Net income	$67,945	$7,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,438	8,334
Loss on disposals of property and equipment	137	78
Amortization of deferred lease incentives	(2,667)	(2,267)
Share-based compensation costs	860	—
Interest incurred and capitalized but not yet paid	—	114
Deferred income taxes	(57,367)	—
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	(1,586)	2,456
Inventories	136	(10)
Prepaid expenses and other current assets	312	363
Trade and construction payables	1,202	(4,305)
Deferred lease incentives	5,287	4,158
Deferred gift card revenue	(3,242)	(3,352)
Other accrued expenses	(83)	767
Other — net	1,067	624

Net cash provided by operating activities	20,439	14,943

Cash flows used in investing activities:
Purchase of property and equipment	(12,093)	(8,568)

Net cash used in investing activities	(12,093)	(8,568)

Cash flows from financing activities:
Proceeds from long-term debt	—	35,550
Payments on long-term debt	(4,000)	(41,906)
Proceeds from the exercise of stock options	80	—
Excess tax benefit from stock option exercises	192	—

Net cash used in financing activities	(3,728)	(6,356)

Net increase in cash and cash equivalents	4,618	19

Cash and cash equivalents — beginning of period	2,460	249

Cash and cash equivalents — end of period	$7,078	$268

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest of $0 and $70 for the twenty-six weeks ended June 26, 2011 and June 27, 2010, respectively	782	3,373
Income taxes paid	422	149
Property plant and equipment financed by trade and construction payables	2,126	229
Accruals and deferrals relating to initial public offering	—	661
See condensed notes to unaudited consolidated financial statements.

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Condensed Notes to Unaudited Consolidated Financial Statements
1.	Basis of Presentation

Description of Business — As of June 26, 2011, Bravo Brio Restaurant Group, Inc. (the “Company”) owned and operated 88 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio® Tuscan Grille,” and “Bon Vie.” Of the 88 restaurants the Company operates, there are 47 Bravo! Cucina Italiana® restaurants, 40 Brio® Tuscan Grille restaurants, and one Bon Vie restaurant in operation in 29 states throughout the United States of America. In the second quarter of 2011, the Company converted one BRAVO! to a BRIO adjusting the total restaurants for each brand.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the twenty-six weeks ended June 26, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2011.

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

2.	Net Income Per Share

Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares. At June 26, 2011, all outstanding stock options and restricted stock were included in the dilutive calculation. At June 27, 2010, no stock options were exercisable and no restricted stock was outstanding. Accordingly, no stock options or restricted stock were included as part of the diluted EPS calculation for the periods ended June 27, 2010.

(all information in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010

Net income attributed to common shareholders	$63,398	$2,377	$67,945	$1,804

Weighted average common shares outstanding	19,277	7,234	19,264	7,234
Effect of dilutive securities:
Stock Options	1,146	—	1,180	—
Restricted Stock	124	—	98	—

Weighted average common and potentially issuable common shares outstanding - diluted	20,547	7,234	20,542	7,234

Basic net income per common share	$3.29	$0.33	$3.53	$0.25

Diluted net income per common share	$3.09	$0.33	$3.31	$0.25

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)
3.	Long-Term Debt
Long-term debt at June 26, 2011 and December 26, 2010 consisted of the following (in thousands):

	June 26,	December 26,
	2011	2010

Term loan	$37,000	$41,000

Total	37,000	41,000

Less current maturities	(1,897)	(2,050)

Long-term debt	$35,103	$38,950

On October 26, 2010, the Company, in connection with its initial public offering (“IPO”), entered into a credit agreement with a syndicate of financial institutions with respect to its senior credit facilities. The senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which the Company may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. The Company used borrowings under its senior credit facilities, together with the net proceeds from the IPO, to repay in full all of its debt outstanding prior to the IPO.

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

The credit agreement provides for bank guarantee under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of October 26, 2010, all previously existing standby letters of credit were replaced by new standby letters of credit. As of June 26, 2011, the maximum exposure under these standby letters of credit was $3.2 million.

Pursuant to the credit agreement, the Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. At June 26, 2011, the Company was in compliance with its applicable financial covenants.

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)
4.	Stock Based Compensation
2006 Plan
Stock option activity for the twenty-six weeks ended June 26, 2011 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 26, 2010	1,414,203	$1.44

Exercised	(61,732)	$1.30
Granted	—	—
Forfeited	—	—

Outstanding at June 26, 2011	1,352,471	$1.45

Exercisable at June 26, 2011	1,352,471	$1.45

At June 26, 2011, the weighted-average remaining contractual term of options outstanding was approximately 5.8 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at June 26, 2011 was $30.4 million.

The total weighted-average grant-date fair value of all options granted in 2009 and prior was $0.52, and was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for these options: weighted-average risk-free interest rate of 4.49%, no expected dividend yield, weighted-average volatility of 32.2%, based upon competitors within the industry, and an expected option life of five years. In October 2010 in connection with the IPO, the Company’s board of directors determined, pursuant to the exercise of its discretion in accordance with the Bravo Development, Inc. Option Plan (the “2006 Plan”), that upon the consummation of the IPO (i) each then outstanding option award under the 2006 Plan would be deemed to have vested in a percentage equal to the greater of 80.0% or the percentage of the option award already vested as of that date and, (ii) each then outstanding option award would be deemed 80.0% exercisable. As a result of such determination, all of the options were subject to modification accounting and therefore were revalued in their entirety at the date of the modification. The Company recorded all of the stock compensation expense related to the 2006 Plan in the thirteen weeks ended December 26, 2010 and no additional stock compensation expense will be recorded with respect to options granted under this plan.

Following the modification, the total weighted-average fair value of options granted under the 2006 Plan was $12.64 per share, and was estimated at the date of the modification using the Black-Scholes option-pricing model. The following assumptions were used for these options: weighted-average risk-free interest rate of 1.1%, no expected dividend yield, weighted-average volatility of 45.8%, based upon competitors within the industry and an expected option life of five years.

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)
Stock Incentive Plan

In October 2010, the Company adopted the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) and on October 26, 2010, the Company granted 451,800 shares of restricted common stock to its employees.

Restricted stock activity for the twenty-six weeks ended June 26, 2011 is summarized as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at December 26, 2010	449,300	$16.90

Granted	—	—

Vested	—	—

Forfeited	(11,750)	$16.90

Outstanding at June 26, 2011	437,550	$16.90

Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on October 25, 2010, the date immediately preceding the date of grant. The average of the high and low price of the Company’s shares on October 25, 2010 was $16.90. In the first twenty-six weeks of 2011, the Company recorded approximately $0.9 million in stock compensation costs related to the shares of restricted stock. As of June 26, 2011, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $5.7 million, which is expected to be recognized over a weighted average period of approximately 3.3 years taking into account potential forfeitures. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period.

5.	Income Taxes

The Company established a $59.5 million valuation allowance in 2008 against its then existing net deferred tax assets and credits as it was deemed the negative evidence outweighed the positive evidence and therefore the deferred tax assets would not likely be realized in future periods.

During the thirteen weeks ended June 26, 2011, the Company determined that it is more likely than not that its existing net deferred tax assets and tax credits will be realized after considering all positive and negative evidence. Positive evidence included cumulative profitability, future tax deductions and credits and a forecast of future taxable income sufficient to realize its existing net deferred tax assets prior to the expiration of existing net operating loss and credit carryforwards. Accordingly, the Company recorded a $57.2 million income tax benefit related to the reduction of the valuation allowance against net deferred income tax assets. As of June 26, 2011, the Company continues to carry a $2.8 million valuation allowance against net deferred tax assets. The Company anticipates that the valuation allowance will be reduced over the remainder of fiscal 2011, as the related net deferred tax assets are deemed to be realizable. The Company’s conclusion that it is more likely than not that such deferred tax assets will be realized is strongly influenced by its forecast of future taxable income. The Company believes its forecast of future taxable income is reasonable; however, forecasts of future taxable income are inherently uncertain. Therefore, if the Company realizes materially less future taxable income than forecasted or has material unforeseen losses, then its ability to generate sufficient income necessary to realize its existing deferred tax assets may be reduced. In addition, the Company will continue to assess the assumptions used to determine the amount of the tax valuation allowance and may adjust the tax valuation allowance in future periods based on changes in assumptions of forecasted future taxable income and other factors, which may result in an additional charge to increase the valuation allowance.

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)

The Company recorded a net income tax benefit of $57.0 million and $56.9 million for the thirteen and twenty-six weeks ended June 26, 2011, respectively. The income tax benefit recorded for the thirteen and twenty-six weeks ended June 26, 2011, relates to a $57.2 million reduction of the deferred tax valuation allowance. The tax benefit was offset by income tax expense of $0.2 million and $0.3 million for the thirteen and twenty-six weeks ended June 26, 2011, respectively. The income tax expense recorded for the thirteen and twenty-six weeks ended June 26, 2011, respectively, primarily related to income tax in certain state and local jurisdictions based on the Company’s forecasted pre-tax income for the year.

The income tax benefit recorded for the respective periods presented differs from the expected income tax expense or benefit that would be calculated by applying the federal statutory rate to the Company’s income before income taxes primarily due to the reduction in the valuation allowance for deferred tax assets, the utilization of net operating losses and outstanding tax credits.

6.	Commitments and Contingencies

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
Overview
We are a leading owner and operator of two distinct Italian restaurant brands, BRAVO! Cucina Italiana (“BRAVO!”) and BRIO Tuscan Grille (“BRIO”), which includes our one Bon Vie restaurant for purposes of the following discussion. We have positioned our brands as multifaceted culinary destinations that deliver the ambiance, design elements and food quality reminiscent of fine dining restaurants at a value typically offered by casual dining establishments, a combination known as the upscale affordable dining segment. Each of our brands provides its guests with a fine dining experience and value by serving affordable cuisine prepared using fresh flavorful ingredients and authentic Italian cooking methods, combined with attentive service in an attractive, lively atmosphere. We strive to be the best Italian restaurant company in America and are focused on providing our guests an excellent dining experience through consistency of execution.
Our business is highly sensitive to changes in guest traffic. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust to this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. Additionally, we have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants.

Results of Operations
Thirteen Weeks Ended June 26, 2011 Compared to the Thirteen Weeks Ended June 27, 2010
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenues.

	Thirteen Weeks Ended
	June 26,	% of	June 27,	% of
	2011	Revenues	2010	Revenues	Change	% Change
	(dollars in thousands)

Revenues	$94,400	100%	$89,152	100%	$5,248	5.9%
Cost and expenses:
Cost of sales	25,102	26.6%	23,032	25.8%	2,070	9.0%
Labor	31,679	33.6%	30,004	33.7%	1,675	5.6%
Operating	14,407	15.3%	13,807	15.5%	600	4.3%
Occupancy	6,310	6.7%	5,785	6.5%	525	9.1%
General and administrative expenses	4,869	5.2%	4,589	5.1%	280	6.1%
Restaurant preopening costs	1,058	1.1%	480	0.5%	578	—
Depreciation and amortization	4,146	4.4%	4,211	4.7%	(65)	(1.5)%

Total costs and expenses	87,571	92.8%	81,908	91.9%	5,663	6.9%

Income from operations	6,829	7.2%	7,244	8.1%	(415)	(5.7)%
Net interest expense	441	0.5%	1,773	2.0%	(1,332)	(75.1)%

Income before income taxes	6,388	6.8%	5,471	6.1%	917	16.8%
Income tax (benefit) expense	(57,010)	(60.4)%	4	0.0%	(57,014)	—

Net income	$63,398	67.2%	$5,467	6.1%	$57,931	—

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.
Revenues. Revenues increased $5.2 million, or 5.9%, to $94.4 million for the thirteen weeks ended June 26, 2011, as compared to $89.2 million for the thirteen weeks ended June 27, 2010. The increase of $5.2 million was primarily due to an additional 42 operating weeks provided by three new restaurants opened in the last thirty-nine weeks of 2010 and two restaurants opened in the first twenty-six weeks of 2011. Also contributing to this increase was $0.9 million, or 1.1%, of growth in comparable restaurant revenues, which was driven by a 1.2% increase in guest counts that increased comparable revenues by $1.0 million, partially offset by a slight decrease of 0.1% in average guest check. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues increased $1.3 million, or 3.3%, to $41.7 million for the thirteen weeks ended June 26, 2011 as compared to $40.4 million for the thirteen weeks ended June 27, 2010. Comparable revenues for the BRAVO! brand restaurants decreased 0.4%, or $0.1 million, to $36.9 million for the thirteen weeks ended June 26, 2011 as compared to $37.0 million for the thirteen weeks ended June 27, 2010. The decrease is due to a decline in guest counts and guest check for the thirteen weeks ended June 26, 2011 as compared to the thirteen weeks ended June 27, 2010. Revenues for BRAVO! brand restaurants not included in the comparable revenue base increased $1.5 million to $4.8 million for the thirteen weeks ended June 26, 2011. At June 26, 2011, there were 43 BRAVO! restaurants included in the comparable revenue base and four BRAVO! restaurants not included in the comparable revenue base.

For our BRIO brand, restaurant revenues increased $3.9 million, or 8.0%, to $52.7 million for the thirteen weeks ended June 26, 2011 as compared to $48.8 million for the thirteen weeks ended June 27, 2010. Comparable revenues for the BRIO brand restaurants increased 2.4%, or $1.0 million, to $45.3 million for the thirteen weeks ended June 26, 2011 as compared to $44.3 million for the thirteen weeks ended June 27, 2010. This growth in comparable sales is due to an increase in guest counts of 2.8% for an impact of $1.3 million in 2011 as compared to 2010 and partially offset by a lower average guest check. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $2.9 million to $7.4 million for the thirteen weeks ended June 26, 2011. At June 26, 2011, there were 35 BRIO restaurants included in the comparable revenue base and six BRIO restaurants not included in the comparable revenue base.
Cost of Sales. Cost of sales increased $2.1 million, or 9.0%, to $25.1 million for the thirteen weeks ended June 26, 2011, as compared to $23.0 million for the thirteen weeks ended June 27, 2010. As a percentage of revenues, cost of sales increased to 26.6% for the thirteen weeks ended June 26, 2011, from 25.8% for the thirteen weeks ended June 27, 2010. The increase in cost of sales, as a percentage of revenues, was a result of higher commodity costs, primarily for our meat, dairy and produce for the thirteen weeks ended June 26, 2011. As a percentage of revenues, food costs increased 0.9% and increased in total dollars by $2.0 million. Beverage costs decreased as a percentage of revenues by 0.1% but increased in total dollars by $0.1 million. The increase in total costs is related to the growth in total restaurants in 2011 as compared to 2010.
Labor Costs. Labor costs increased $1.7 million, or 5.6%, to $31.7 million for the thirteen weeks ended June 26, 2011, as compared to $30.0 million for the thirteen weeks ended June 27, 2010. This increase, primarily related to new restaurants, was the result of increased hourly wages of $1.1 million, an increase in management labor of $0.2 million, and an increase of $0.4 million in Company paid benefits. As a percentage of revenues, labor costs decreased to 33.6% for the thirteen weeks ended June 26, 2011, from 33.7% for the thirteen weeks ended June 27, 2010. The decrease as a percentage of revenues is a result of positive leverage from the increase in comparable restaurant revenues.
Operating Costs. Operating costs increased $0.6 million, or 4.3%, to $14.4 million for the thirteen weeks ended June 26, 2011, as compared to $13.8 million for the thirteen weeks ended June 27, 2010. This increase was mainly due to an additional 42 operating weeks in 2011 as compared to 2010 from the three restaurants opened in the last thirty-nine weeks of 2010 and the two restaurants opened in the first twenty-six weeks of 2011. As a percentage of revenues, operating costs decreased to 15.3% for the thirteen weeks ended June 26, 2011, compared to 15.5% for the thirteen weeks ended June 27, 2010. The decrease as a percentage of revenues was primarily related to lower utility costs incurred during the thirteen week period ended June 26, 2011 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs increased $0.5 million, or 9.1%, to $6.3 million for the thirteen weeks ended June 26, 2011, as compared to $5.8 million for the thirteen weeks ended June 27, 2010. As a percentage of revenues, occupancy costs increased to 6.7% for the thirteen weeks ended June 26, 2011, from 6.5% for the thirteen weeks ended June 27, 2010. The increase as a percentage of revenues was primarily the result of higher rental and common area maintenance costs.
General and Administrative. General and administrative expenses increased by $0.3 million, or 6.1%, to $4.9 million for the thirteen weeks ended June 26, 2011, as compared to $4.6 million for the thirteen weeks ended June 27, 2010. As a percentage of revenues, general and administrative expenses increased to 5.2% for the thirteen weeks ended June 26, 2011, from 5.1% for the thirteen weeks ended June 27, 2010. The change was primarily attributable to stock compensation costs of approximately $0.4 million related to the Stock Incentive Plan and $0.3 million in higher professional fees that were incurred in the thirteen weeks ended June 26, 2011. These professional fees include, but are not limited to, accounting, legal, administrative and insurance costs that were not incurred in the same period last year. This was partially offset by management fees paid to our private equity sponsors of $0.4 million incurred in the thirteen weeks ended June 27, 2010 but not in the comparable period in 2011.
Restaurant Pre-opening Costs. Pre-opening costs increased by $0.6 million to $1.1 million for the thirteen weeks ended June 26, 2011, as compared to $0.5 million for the thirteen weeks ended June 27, 2010. This period-to-period change in pre-opening costs was driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended June 26, 2011, we opened one restaurant, converted one restaurant from a BRAVO! to a BRIO and had six additional restaurants under construction. In the thirteen weeks ended June 27, 2010, we opened two restaurants and had one additional restaurant under construction.

Depreciation and Amortization. As a percentage of revenues, depreciation and amortization expenses decreased to 4.4% for the thirteen weeks ended June 26, 2011 from 4.7% for the thirteen weeks ended June 27, 2010. The change was primarily the result of positive leverage from the increase in comparable restaurant revenues.
Net Interest Expense. Net interest expense decreased approximately $1.4 million to $0.4 million for the thirteen weeks ended June 26, 2011 as compared to $1.8 million for the thirteen weeks ended June 27, 2010. This decrease was due to the payoff of the Company’s old credit facilities in connection with its initial public offering in October 2010 and the Company’s concurrent entrance into new credit facilities with lower average outstanding debt balances.
Income Taxes. For the thirteen weeks ended June 26, 2011, there was an income tax benefit of $57.0 million and income tax expense of $0.0 million for the thirteen weeks ended June 27, 2010. In the thirteen weeks ended June 26, 2011, the Company substantially reduced the valuation allowance previously provided against net deferred tax assets. As a result, the Company recorded a $57.2 million income tax benefit reflecting the adjustment to the valuation allowance. The tax benefit was offset by certain state and local income taxes of $0.2 million.
Twenty-Six Weeks Ended June 26, 2011 Compared to the Twenty-Six Weeks Ended June 27, 2010
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenues.

	Twenty-Six Weeks Ended
	June 26,	% of	June 27,	% of
	2011	Revenues	2010	Revenues	Change	% Change
	(dollars in thousands)

Revenues	$184,818	100%	$170,996	100%	$13,822	8.1%
Cost and expenses:
Cost of sales	49,391	26.7%	44,389	26.0%	5,002	11.3%
Labor	62,163	33.6%	58,100	34.0%	4,063	7.0%
Operating	28,430	15.4%	26,560	15.5%	1,870	7.0%
Occupancy	12,160	6.6%	11,310	6.6%	850	7.5%
General and administrative expenses	10,882	5.9%	8,987	5.3%	1,895	21.1%
Restaurant preopening costs	1,601	0.9%	1,685	1.0%	(84)	(5.0)%
Depreciation and amortization	8,252	4.5%	8,335	4.9%	(83)	(1.0)%

Total costs and expenses	172,879	93.5%	159,366	93.2%	13,513	8.5%

Income from operations	11,939	6.5%	11,630	6.8%	309	2.7%
Net interest expense	921	0.5%	3,543	2.1%	(2,622)	(74.0)%

Income before income taxes	11,018	6.0%	8,087	4.7%	2,931	36.2%
Income tax expense	(56,927)	(30.8)%	104	0.1%	(57,031)	—

Net income	$67,945	36.8%	$7,983	4.7%	$59,962	—

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.
Revenues. Revenues increased $13.8 million, or 8.1%, to $184.8 million for the twenty-six weeks ended June 26, 2011, as compared to $171.0 million for the twenty-six weeks ended June 27, 2010. The increase of $13.8 million was primarily due to an additional 114 operating weeks provided by five new restaurants opened in 2010 and two restaurants opened in the first twenty-six weeks of 2011. Also contributing to this increase was $3.0 million, or 1.9%, of growth in comparable restaurant revenues, which was driven by a 1.9% increase in guest counts. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations.

For our BRAVO! brand, restaurant revenues increased $3.7 million, or 4.8%, to $82.2 million for the twenty-six weeks ended June 26, 2011 as compared to $78.5 million for the twenty-six weeks ended June 27, 2010. Comparable revenues for the BRAVO! brand restaurants increased 0.1%, or $0.1 million, to $73.2 million for the twenty-six weeks ended June 26, 2011 as compared to $73.1 million for the twenty-six weeks ended June 27, 2010. This growth in comparable sales is due to an increase in guest counts in 2011 as compared to 2010. Revenues for BRAVO! brand restaurants not included in the comparable revenue base increased $3.7 million to $9.0 million for the twenty-six weeks ended June 26, 2011. At June 26, 2011, there were 43 BRAVO! restaurants included in the comparable revenue base and four BRAVO! restaurants not included in the comparable revenue base.
For our BRIO brand, restaurant revenues increased $10.0 million, or 10.8%, to $102.6 million for the twenty-six weeks ended June 26, 2011 as compared to $92.6 million for the twenty-six weeks ended June 27, 2010. Comparable revenues for the BRIO brand restaurants increased 3.4%, or $2.9 million, to $88.4 million for the twenty-six weeks ended June 26, 2011 as compared to $85.5 million for the twenty-six weeks ended June 27, 2010. This growth in comparable sales is due to an increase in guest counts of 3.8% for an impact of $3.2 million in 2011 as compared to 2010 and partially offset by a lower average guest check. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $7.1 million to $14.2 million for the twenty-six weeks ended June 26, 2011. At June 26, 2011, there were 35 BRIO restaurants included in the comparable revenue base and six BRIO restaurants not included in the comparable revenue base.
Cost of Sales. Cost of sales increased $5.0 million, or 11.3%, to $49.4 million for the twenty-six weeks ended June 26, 2011, as compared to $44.4 million for the twenty-six weeks ended June 27, 2010. As a percentage of revenues, cost of sales increased to 26.7% for the twenty-six weeks ended June 26, 2011, from 26.0% for the twenty-six weeks ended June 27, 2010. The increase in cost of sales, as a percentage of revenues, was a result of higher commodity costs primarily for our meat, dairy and produce products in 2011. As a percentage of revenues, food costs increased 0.9% and increased in total dollars by $4.6 million. Beverage costs decreased as a percentage of revenues by 0.2% but increased in total dollars by $0.4 million. The increase in total costs is related to the growth in restaurants and the additional 114 operating weeks in 2011 as compared to 2010.
Labor Costs. Labor costs increased $4.1 million, or 7.0%, to $62.2 million for the twenty-six weeks ended June 26, 2011, as compared to $58.1 million for the twenty-six weeks ended June 27, 2010. This increase, primarily related to new restaurants, was the result of increased hourly wages of $2.8 million, increased management labor of $0.4 million and an increase of $0.9 million in Company paid benefits. As a percentage of revenues, labor costs decreased to 33.6% for the twenty-six weeks ended June 26, 2011, from 34.0% for the twenty-six weeks ended June 27, 2010. The decrease as a percentage of revenues is a result of positive leverage from comparable restaurant revenues.
Operating Costs. Operating costs increased $1.9 million, or 7.0%, to $28.4 million for the twenty-six weeks ended June 26, 2011, as compared to $26.6 million for the twenty-six weeks ended June 27, 2010. This increase was mainly due to an additional 114 operating weeks in 2011 as compared to 2010 from the five restaurants opened in 2010 and two additional restaurants opened in the first twenty-six weeks of 2011. As a percentage of revenues, operating costs decreased to 15.4% for the twenty-six weeks ended June 26, 2011, compared to 15.5% for the twenty-six weeks ended June 27, 2010. The decrease as a percentage of revenues was primarily related to the benefit of cost controls for utility costs and advertising expenses incurred during the first twenty-six weeks of 2011 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs increased $0.9 million, or 7.5%, to $12.2 million for the twenty-six weeks ended June 26, 2011, as compared to $11.3 million for the twenty-six weeks ended June 27, 2010. As a percentage of revenues, occupancy costs were 6.6% of revenues for both the twenty-six weeks ended June 26, 2011 and June 27, 2010. The increase in occupancy costs is primarily related to the additional restaurants added in 2010 and 2011 and the rental costs and common area maintenance associated with them.

General and Administrative. General and administrative expenses increased by $1.9 million, or 21.1%, to $10.9 million for the twenty-six weeks ended June 26, 2011, as compared to $9.0 million for the twenty-six weeks ended June 27, 2010. As a percentage of revenues, general and administrative expenses increased to 5.9% for the twenty-six weeks ended June 26, 2011, from 5.3% for the twenty-six weeks ended June 27, 2010. The increase was primarily attributable to stock compensation costs incurred by the Company in 2011 of approximately $0.9 million related to the Stock Incentive Plan, as well as higher professional fees of $0.9 million in the first twenty-six weeks of 2011. These professional fees include, but are not limited to, accounting, legal, administrative and insurance costs that were not incurred in the same period last year. Additionally we incurred $0.6 million of costs and expenses in connection with a secondary public offering of the Company’s common shares in the first twenty-six weeks of 2011. These costs were partially offset by $0.8 million in management fees paid to our private equity sponsors that were incurred in the first twenty-six weeks of 2010 but not in the comparable period in 2011.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $0.1 million, or 5.0%, to $1.6 million for the twenty-six weeks ended June 26, 2011, as compared to $1.7 million for the twenty-six weeks ended June 27, 2010. This period-to-period change in pre-opening costs was driven by the timing and number of restaurant openings in a given period. During the first twenty-six weeks of 2011, we opened two restaurants, converted one restaurant from a BRAVO! to a BRIO and had six additional restaurants under construction. In the first twenty-six weeks of 2010, there were four restaurants opened and one additional restaurant under construction.
Depreciation and Amortization. As a percentage of revenues, depreciation and amortization expenses decreased to 4.5% for the twenty-six weeks ended June 26, 2011 from 4.9% for the twenty-six weeks ended June 27, 2010. The change was primarily the result of positive leverage from comparable restaurant revenues.
Net Interest Expense. Net interest expense decreased $2.6 million to $0.9 million for the twenty-six weeks ended June 26, 2011 as compared to $3.5 million for the twenty-six weeks ended June 27, 2010. This decrease was due to the payoff of the Company’s old credit facilities in connection with its initial public offering in October 2010 and the Company’s concurrent entrance into new credit facilities with lower average outstanding debt balances.
Income Taxes. Income tax benefit was $56.9 million for the twenty-six weeks ended June 26, 2011 and income tax expense was $0.1 million for the twenty-six weeks ended June 27, 2010. In the thirteen weeks ended June 26, 2011, the Company substantially reduced the valuation allowance previously provided against net deferred tax assets. As a result, the Company recorded a $57.2 million income tax benefit reflecting the adjustment to the valuation allowance. The tax benefit was offset by certain state and local income taxes of $0.3 million.
Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of June 26, 2011, we had approximately $7.1 million in cash and cash equivalents and approximately $36.8 million of availability under our senior credit facilities (after giving effect to $3.2 million of outstanding letters of credit at June 26, 2011). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2011.
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
The following table presents a summary of our cash flows for the twenty-six weeks ended June 26, 2011 and June 27, 2010 (in thousands):

	Twenty-Six Weeks Ended,
	June 26,	June 27,
	2011	2010
Net cash provided by operating activities	$20,439	$14,943
Net cash used in investing activities	(12,093)	(8,568)
Net cash used in financing activities	(3,728)	(6,356)

Net increase in cash and cash equivalents	4,618	19
Cash and cash equivalents at beginning of year	2,460	249

Cash and cash equivalents at end of period	$7,078	$268

Operating Activities. Net cash provided by operating activities was $20.4 million for the twenty-six weeks ended June 26, 2011, compared to $14.9 million for the twenty-six weeks ended June 27, 2010. The increase in net cash provided by operating activities in the first twenty-six weeks of 2011 compared to the same period in 2010 was due to an increase in cash operating receipts, primarily due to an increase in revenues, in excess of cash operating expenditures from the prior year. Cash operating receipts for the first twenty-six weeks of 2011 and 2010 were $186.2 million and $171.9 million, respectively. Cash operating expenditures during the first twenty-six weeks of 2011 and 2010 were $166.1 million and $155.6 million, respectively. The increase in net cash is also attributable to the impact of lease incentives which increased by $1.3 million in the first twenty-six weeks of 2011 as compared to the corresponding period in 2010.
Investing Activities. Net cash used in investing activities was $12.1 million for the twenty-six weeks ended June 26, 2011, compared to $8.6 million used in the twenty-six weeks ended June 27, 2010. We invested cash to purchase property and equipment related to our restaurant expansion plans. The increase in spending is related to the timing of restaurant openings, the timing of spending related to our new restaurants as well as the number of restaurants that opened during 2011 versus 2010. During the first twenty-six weeks of 2011, we opened two restaurants, converted one restaurant from a BRAVO! to a BRIO and had six additional restaurants under construction. In the first twenty-six weeks of 2010 we opened four restaurants and had one additional restaurant under construction.
Financing Activities. Net cash used in financing activities was $3.7 million for the twenty-six weeks ended June 26, 2011, compared to $6.4 million used in the twenty-six weeks ended June 27, 2010. Net cash used in financing activities in the first twenty-six weeks of 2011 was used for the scheduled pay down of the Company’s term debt and partially offset by benefits related to the exercise of stock options. The cash used in financing activities in the first twenty-six weeks of 2010 resulted from payments under the Company’s former revolving credit facility and other debt payments in excess of borrowings under the former revolving credit facility.
As of June 26, 2011, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2011 to be in the range of approximately $14-$16 million, for a total of $22-$24 million for the year. This is primarily related to the opening of six restaurants in the last twenty-six weeks of 2011, the start of construction of restaurants to be opened in early 2012, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates spending approximately $3.1 million to $3.4 million in pre-opening costs, including rent expensed during the construction period, for the remainder of 2011 for a total of $4.7 million to $5.0 million for all of 2011.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $25.0 million at June 26, 2011, compared to a net working capital deficit of $35.3 million at December 26, 2010.
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
In connection with our initial public offering, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our credit agreement also requires us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At June 26, 2011, the Company was in compliance with its applicable financial covenants. Additionally, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.

Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR are payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest shall be payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of June 26, 2011, we had an outstanding principal balance of $37.0 million on our term loan facility and no outstanding balance on our revolving credit facility.
Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants in fiscal 2011. Management believes that the cash flow from operating activities as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 26, 2011, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
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
The Company previously granted options pursuant to the Bravo Development, Inc. Option Plan, or the 2006 Plan, which were granted with exercise prices equal to the fair value of the Company’s common shares at the date of grant. All compensation costs related to these options were recorded in the thirteen weeks ended December 26, 2010.
Restricted stock granted under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan, or the Stock Incentive Plan, is recorded at the fair value of the Company’s shares on the average of the high and low on the date immediately preceding the date of grant. The cost of employee service is recognized as compensation expense over the period that an employee provides service in exchange for the award, typically the vesting period. Pursuant to the Stock Incentive Plan, the Company granted 451,800 restricted shares on October 26, 2010, which will vest, subject to certain exceptions, over a four year period. The Company will record compensation expense related to these shares over that period.

See Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on stock options and restricted stock.
Income Taxes — Income tax provisions are comprised of federal and state taxes currently due, plus deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. Future taxable income, adjustments in temporary differences, available carry forward periods and changes in tax laws could affect these estimates.
The Company recognizes a tax position in the financial statements when it is more likely than not that the position will be sustained upon examination by tax authorities that have full knowledge of all relevant information.
In the thirteen weeks ended June 26, 2011, the Company significantly decreased the valuation allowance previously provided against its net deferred tax assets. As of June 26, 2011, the Company continues to carry a $2.8 million valuation allowance against net deferred tax assets. The Company anticipates that the valuation allowance will be reduced over the remainder of fiscal 2011, as the related net deferred tax assets are deemed to be realizable. See Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on taxes and the reduction of the valuation allowance.
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
At June 26, 2011, we had $37.0 million in debt outstanding under our term loan facility. Each eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in a $46,000 annual change in our interest expense.
Commodity Price Risk
We are exposed to market price fluctuation in beef, seafood, produce and other food product prices. Given the historical volatility of beef, seafood, produce and other food product prices, these fluctuations can materially impact our food and beverage costs. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We currently do not contract for a majority of our seafood and we are unable to contract for some of our commodities such as certain produce items for periods longer than one week. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, we cannot immediately take into account changing costs of food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, seafood, produce and other food product prices at this time.
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

Part II — Other Information
Item 1. Legal Proceedings
Occasionally we are a party to various legal actions arising in the ordinary course of our business including claims resulting from employment related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of the date of this report, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations, or cash flows.
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
Date: August 9, 2011

Bravo Brio Restaurant Group, Inc.
By:	/s/ Saed Mohseni
Saed Mohseni
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)