Form 10-Q
period 2011-09-25
Bravo Brio Restaurant Group, Inc.
filed 2011-11-07
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34920
BRAVO BRIO RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-91566328
(State or other jurisdiction	(I.R.S. Employer Identification No.)
incorporation or organization)

777 Goodale Boulevard, Suite 100
Columbus, Ohio	43212
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (614) 326-7944
Former name, former address and former fiscal year, if changed since last report.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐ No ☑
As of November 4, 2011, the latest practicable date, 19,440,094 of the registrant’s common shares, no par value per share, were issued and outstanding.

Table of Contents:

Part I
Financial Information

Item 1.	Financial Statements
Bravo Brio Restaurant Group, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 25, 2011 and December 26, 2010
(Dollars in thousands)

	September 25,	December 26,
	2011	2010
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$4,740	$2,460
Accounts receivable	5,043	4,754
Tenant improvement allowance receivable	2,647	632
Inventories	2,238	2,415
Deferred income taxes	2,630	—
Prepaid expenses and other current assets	1,668	2,229

Total current assets	18,966	12,490

Property and equipment — net	159,374	147,621

Deferred income taxes — net	55,275	—

Other assets — net	3,201	3,342

Total assets	$236,816	$163,453

Liabilities and stockholders’ equity

Current liabilities
Trade and construction payables	$11,967	$9,920
Accrued expenses	23,051	21,150
Current portion of long-term debt	1,714	2,050
Current portion of deferred lease incentives	5,412	4,979
Deferred gift card revenue	5,678	9,725

Total current liabilities	47,822	47,824

Long-term portion of deferred lease incentives	60,518	54,594

Long-term debt	31,286	38,950

Other long-term liabilities	17,467	15,682

Commitments and contingencies (note 6)

Stockholders’ equity
Common shares, no par value per share — authorized, 100,000,000 shares; issued and outstanding, 19,368,344 at September 25, 2011 and 19,250,500 at December 26, 2010	193,074	191,297
Retained deficit	(113,351)	(184,894)

Total stockholders’ equity	79,723	6,403

Total liabilities and stockholders’ equity	$236,816	$163,453

See condensed notes to unaudited consolidated financial statements.

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Thirteen and Thirty-Nine Weeks Ended September 25, 2011 and September 26, 2010 (Unaudited)
(Dollars in thousands except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2011	2010	2011	2010

Revenues	$88,774	$83,704	$273,592	$254,700

Costs and expenses
Cost of sales	23,617	21,735	73,008	66,124
Labor	30,730	28,404	92,893	86,504
Operating	13,958	13,465	42,388	40,025
Occupancy	5,587	5,672	17,747	16,982
General and administrative expenses	5,185	4,870	16,067	13,857
Restaurant preopening costs	1,281	207	2,882	1,892
Depreciation and amortization	4,303	4,272	12,555	12,607

Total costs and expenses	84,661	78,625	257,540	237,991

Income from operations	4,113	5,079	16,052	16,709

Interest expense, net	394	1,779	1,315	5,322

Income before income taxes	3,719	3,300	14,737	11,387

Income tax (benefit) expense	121	44	(56,806)	148

Net income	3,598	3,256	71,543	11,239

Undeclared preferred dividends	—	(3,522)	—	(9,701)

Net income (loss) attributed to common shareholders	$3,598	$(266)	$71,543	$1,538

Net income (loss) per basic share	$0.19	$(0.04)	$3.71	$0.21

Net income (loss) per diluted share	$0.18	$(0.04)	$3.48	$0.21

Weighted average shares outstanding-basic	19,330	7,234	19,286	7,234

Weighted average shares outstanding-diluted	20,551	7,234	20,545	7,234

See condensed notes to unaudited consolidated financial statements.

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Thirty-Nine Weeks Ended September 25, 2011 (Unaudited)
(Dollars in thousands)

	Common Shares		Retained	Stockholders’
	Shares	Amount	Deficit	Equity

Balance — December 26, 2010	19,250,500	$191,297	$(184,894)	$6,403

Net income	—	—	71,543	71,543

Proceeds from the exercise of stock options	117,844	162	—	162

Excess tax benefit related to stock option exercises	—	321	—	321

Share-based compensation costs	—	1,294	—	1,294

Balance — September 25, 2011	19,368,344	$193,074	$(113,351)	$79,723

See condensed notes to unaudited consolidated financial statements.

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Thirty-Nine Weeks Ended September 25, 2011 and September 26, 2010 (Unaudited)
(Dollars in thousands)

	Thirty-Nine Weeks Ended
	September 25,	September 26,
	2011	2010

Cash flows provided by operating activities:
Net income	$71,543	$11,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,836	12,607
Loss on disposals of property and equipment	361	129
Amortization of deferred lease incentives	(4,143)	(3,462)
Share-based compensation costs	1,294	—
Interest incurred and capitalized but not yet paid	—	114
Deferred income taxes	(57,905)	—
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	(2,304)	3,060
Inventories	177	165
Prepaid expenses and other current assets	561	(1,720)
Trade and construction payables	(329)	(3,519)
Deferred lease incentives	10,500	5,308
Deferred gift card revenue	(4,047)	(3,905)
Other accrued expenses	1,901	2,452
Other — net	1,610	837

Net cash provided by operating activities	32,055	23,305

Cash flows used in investing activities:
Purchase of property and equipment	(22,258)	(13,308)
Proceeds from the sale of assets	—	4

Net cash used in investing activities	(22,258)	(13,304)

Cash flows used in financing activities:
Proceeds from long-term debt	—	35,550
Payments on long-term debt	(8,000)	(42,112)
Proceeds from the exercise of stock options	162	—
Excess tax benefit from stock option exercises	321	—

Net cash used in financing activities	(7,517)	(6,562)

Net increase in cash and cash equivalents	2,280	3,439

Cash and cash equivalents — beginning of year	2,460	249

Cash and cash equivalents — end of period	$4,740	$3,688

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest of $0 and $70 for the thirty-nine weeks ended September 25, 2011 and September 26, 2010, respectively	$1,087	$5,197
Income taxes paid	$1,162	$152
Property plant and equipment financed by trade and construction payables	$4,595	$343
Accruals and deferrals relating to initial public offering	$—	$408
See condensed notes to unaudited consolidated financial statements.

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Condensed Notes to Unaudited Consolidated Financial Statements
1.	Basis of Presentation
Description of Business — As of September 25, 2011, Bravo Brio Restaurant Group, Inc. (the “Company”) owned and operated 90 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio® Tuscan Grille,” and “Bon Vie.” Of the 90 restaurants the Company operates, there are 47 Bravo! Cucina Italiana® restaurants, 42 Brio® Tuscan Grille restaurants, and one Bon Vie restaurant in operation in 30 states throughout the United States of America.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the thirty-nine weeks ended September 25, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2011.
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
Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares. At September 25, 2011, all outstanding stock options and restricted stock were included in the dilutive calculation. At September 26, 2010, no stock options were exercisable and no restricted stock was outstanding. Accordingly, no stock options or restricted stock were included as part of the diluted EPS calculation for the period ended September 26, 2010.
(all information in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2011	2010	2011	2010

Net income (loss) attributed to common shareholders	$3,598	$(266)	$71,543	$1,538

Weighted average common shares outstanding	19,330	7,234	19,286	7,234
Effect of dilutive securities:
Stock Options	1,104	—	1,155	—
Restricted Stock	117	—	104	—

Weighted average common and potentially issuable common shares outstanding — diluted	20,551	7,234	20,545	7,234

Basic net income (loss) per common share	$0.19	$(0.04)	$3.71	$0.21

Diluted net income (loss) per common share	$0.18	$(0.04)	$3.48	$0.21

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)
3.	Long-Term Debt
Long-term debt at September 25, 2011 and December 26, 2010 consisted of the following (in thousands):

	September 25,	December 26,
	2011	2010

Term loan	$33,000	$41,000

Total	33,000	41,000

Less current maturities	(1,714)	(2,050)

Long-term debt	$31,286	$38,950

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
The credit agreement provides for bank guarantee under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of October 26, 2010, all previously existing standby letters of credit were replaced by new standby letters of credit. As of September 25, 2011, the maximum exposure under these standby letters of credit was $3.2 million.
Pursuant to the credit agreement, the Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. At September 25, 2011, the Company was in compliance with its applicable financial covenants.

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)
4.	Stock Based Compensation
2006 Plan
Stock option activity for the thirty-nine weeks ended September 25, 2011 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 26, 2010	1,414,203	$1.44

Exercised	(117,844)	$1.37
Granted	—	—
Forfeited	—	—

Outstanding at September 25, 2011	1,296,359	$1.44

Exercisable at September 25, 2011	1,296,359	$1.44

At September 25, 2011, the weighted-average remaining contractual term of options outstanding was approximately 5.3 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at September 25, 2011 was $17.8 million.
The total weighted-average grant-date fair value of all options granted in 2009 and prior was $0.52 per share, and was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for these options: weighted-average risk-free interest rate of 4.49%, no expected dividend yield, weighted-average volatility of 32.2%, based upon competitors within the industry, and an expected option life of five years. In October 2010 in connection with the IPO, the Company’s board of directors determined, pursuant to the exercise of its discretion in accordance with the Bravo Development, Inc. Option Plan (the “2006 Plan”), that upon the consummation of the IPO (i) each then outstanding option award under the 2006 Plan would be deemed to have vested in a percentage equal to the greater of 80.0% or the percentage of the option award already vested as of that date and, (ii) each then outstanding option award would be deemed 80.0% exercisable. As a result of such determination, all of the options were subject to modification accounting and therefore were revalued in their entirety at the date of the modification. The Company recorded all of the stock compensation expense related to the 2006 Plan in the thirteen weeks ended December 26, 2010 and no additional stock compensation expense will be recorded with respect to options granted under this plan.
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

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)
Stock Incentive Plan
In October 2010, the Company adopted the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) and since the inception of the Stock Incentive Plan, the Company has granted 456,800 shares of restricted common stock to its employees.
Restricted stock activity for the thirty-nine weeks ended September 25, 2011 is summarized as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at December 26, 2010	449,300	$16.90

Granted	5,000	$22.41

Vested	—	—

Forfeited	(17,750)	$16.90

Outstanding at September 25, 2011	436,550	$16.96

Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. In the first thirty-nine weeks of 2011, the Company recorded approximately $1.3 million in stock compensation costs related to the shares of restricted stock. As of September 25, 2011, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $5.4 million, which is expected to be recognized over a weighted average period of approximately 3.1 years taking into account potential forfeitures. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period.
5.	Income Taxes
The Company established a $59.5 million valuation allowance in 2008 against its then existing net deferred tax assets and credits as it was deemed the negative evidence outweighed the positive evidence and therefore the deferred tax assets would not likely be realized in future periods.
During the thirteen weeks ended June 26, 2011, the Company determined that it was more likely than not that its existing net deferred tax assets and tax credits would be realized after considering all positive and negative evidence. Positive evidence included cumulative profitability, future tax deductions and credits and a forecast of future taxable income sufficient to realize its existing net deferred tax assets prior to the expiration of existing net operating loss and credit carryforwards. Accordingly, the Company recorded an income tax benefit of $57.2 million related to the reduction of the valuation allowance against net deferred income tax assets in the thirteen weeks ended June 26, 2011.

Bravo Brio Restaurant Group, Inc. and Subsidiaries
Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 25, 2011, the Company continues to carry a $1.8 million valuation allowance against net deferred tax assets. The Company anticipates that the remaining valuation allowance will be reduced over the final thirteen weeks of fiscal 2011, as the related net deferred tax assets are deemed to be realizable. The Company’s conclusion that it is more likely than not that such deferred tax assets will be realized is strongly influenced by its forecast of future taxable income. The Company believes its forecast of future taxable income is reasonable; however, forecasts of future taxable income are inherently uncertain. Therefore, if the Company realizes materially less future taxable income than forecasted or has material unforeseen losses, then its ability to generate sufficient income necessary to realize its existing deferred tax assets may be reduced. In addition, the Company will continue to assess the assumptions used to determine the amount of the tax valuation allowance and may adjust the tax valuation allowance in future periods based on changes in assumptions of forecasted future taxable income and other factors, which may result in an additional charge to increase the valuation allowance.
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
You should read this discussion together with our unaudited consolidated financial statements and accompanying condensed notes. Unless indicated otherwise, any reference in this report to the “Company,” “we,” “us,” and “our” refers to Bravo Brio Restaurant Group, Inc. together with its subsidiaries.
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

Results of Operations
Thirteen Weeks Ended September 25, 2011 Compared to the Thirteen Weeks Ended September 26, 2010
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenues.

	Thirteen Weeks Ended
	September 25,	% of	September 26,	% of
	2011	Revenues	2010	Revenues	Change	% Change
	(dollars in thousands)

Revenues	$88,774	100%	$83,704	100%	$5,070	6.1%
Cost and expenses:
Cost of sales	23,617	26.6%	21,735	26.0%	1,882	8.7%
Labor	30,730	34.6%	28,404	33.9%	2,326	8.2%
Operating	13,958	15.7%	13,465	16.1%	493	3.7%
Occupancy	5,587	6.3%	5,672	6.8%	(85)	(1.5)%
General and administrative expenses	5,185	5.8%	4,870	5.8%	315	6.5%
Restaurant preopening costs	1,281	1.4%	207	0.2%	1,074	—
Depreciation and amortization	4,303	4.8%	4,272	5.1%	31	0.7%

Total costs and expenses	84,661	95.4%	78,625	93.9%	6,036	7.7%

Income from operations	4,113	4.6%	5,079	6.1%	(966)	(19.0)%
Interest expense, net	394	0.4%	1,779	2.1%	(1,385)	(77.9)%

Income before income taxes	3,719	4.2%	3,300	3.9%	419	12.7%
Income tax expense	121	0.1%	44	0.1%	77	—

Net income	$3,598	4.1%	$3,256	3.9%	$342	10.5%

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.
Revenues. Revenues increased $5.1 million, or 6.1%, to $88.8 million for the thirteen weeks ended September 25, 2011, as compared to $83.7 million for the thirteen weeks ended September 26, 2010. The increase of $5.1 million was primarily due to an additional 53 operating weeks provided by four new restaurants opened in the first thirty-nine weeks of 2011 and one restaurant opened in the fourth quarter of 2010. Also contributing to this increase was a growth in comparable restaurant revenues of 1.3%, or $1.0 million, which was driven by a 2.4% increase in guest counts for an impact of $1.9 million in additional revenues, partially offset by a decrease in average guest check. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues increased $0.4 million, or 1.0%, to $39.1 million for the thirteen weeks ended September 25, 2011 as compared to $38.7 million for the thirteen weeks ended September 26, 2010. Comparable revenues for the BRAVO! brand restaurants increased 0.5%, or $0.2 million, to $36.5 million for the thirteen weeks ended September 25, 2011 as compared to $36.3 million for the thirteen weeks ended September 26, 2010. The increase was due to a 2.2% increase in guest counts for an impact of $0.8 million, partially offset by a decrease in average guest check for the thirteen weeks ended September 25, 2011 as compared to the thirteen weeks ended September 26, 2010. Revenues for BRAVO! brand restaurants not included in the comparable revenue base increased $0.2 million to $2.6 million for the thirteen weeks ended September 25, 2011. At September 25, 2011, there were 44 BRAVO! restaurants included in the comparable revenue base and three BRAVO! restaurants not included in the comparable revenue base.

For our BRIO brand, restaurant revenues increased $4.6 million, or 10.4%, to $49.6 million for the thirteen weeks ended September 25, 2011 as compared to $45.0 million for the thirteen weeks ended September 26, 2010. Comparable revenues for the BRIO brand restaurants increased 2.0%, or $0.8 million, to $43.0 million for the thirteen weeks ended September 25, 2011 as compared to $42.2 million for the thirteen weeks ended September 26, 2010. This growth in comparable revenues was due to a 2.5% increase in guest counts for an impact of $1.0 million in 2011 as compared to 2010, partially offset by a decrease in average guest check. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $3.8 million to $6.6 million for the thirteen weeks ended September 25, 2011. At September 25, 2011, there were 36 BRIO restaurants included in the comparable revenue base and seven BRIO restaurants not included in the comparable revenue base.
Cost of Sales. Cost of sales, which consists of food costs and beverage costs, increased $1.9 million, or 8.7%, to $23.6 million for the thirteen weeks ended September 25, 2011, as compared to $21.7 million for the thirteen weeks ended September 26, 2010. As a percentage of revenues, cost of sales increased to 26.6% for the thirteen weeks ended September 25, 2011, from 26.0% for the thirteen weeks ended September 26, 2010. The increase in cost of sales, as a percentage of revenues, was a result of higher commodity costs, primarily for our meat, dairy and grocery products for the thirteen weeks ended September 25, 2011. As a percentage of revenues, food costs increased 0.9% and increased in total dollars by $1.9 million. The increase in food costs in total dollars resulted from the growth in total restaurants and the additional 53 operating weeks in 2011 as compared to 2010 as well as the increase in commodity prices experienced in 2011 as compared to 2010. Beverage costs decreased as a percentage of revenues by 0.3% and were equal in total costs to the same period in the prior year.
Labor Costs. Labor costs increased $2.3 million, or 8.2%, to $30.7 million for the thirteen weeks ended September 25, 2011, as compared to $28.4 million for the thirteen weeks ended September 26, 2010. This increase, primarily related to new restaurants, was the result of increased hourly wages of $1.4 million, an increase in management labor of $0.4 million, and an increase of $0.5 million in Company paid benefits. As a percentage of revenues, labor costs increased to 34.6% for the thirteen weeks ended September 25, 2011, from 33.9% for the thirteen weeks ended September 26, 2010. The increase as a percentage of revenues is primarily due to the relatively higher labor costs in 2011 associated with the number and timing of new restaurant openings.
Operating Costs. Operating costs increased $0.5 million, or 3.7%, to $14.0 million for the thirteen weeks ended September 25, 2011, as compared to $13.5 million for the thirteen weeks ended September 26, 2010. This increase was mainly due to an additional 53 operating weeks provided by four new restaurants opened in the first thirty-nine weeks of 2011 and one restaurant opened in the fourth quarter of 2010. As a percentage of revenues, operating costs decreased to 15.7% for the thirteen weeks ended September 25, 2011, compared to 16.1% for the thirteen weeks ended September 26, 2010. The decrease as a percentage of revenues was primarily the result of positive leverage from the increase in comparable restaurant revenues as well as lower advertising and utility costs incurred during the thirteen week period ended September 25, 2011 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs decreased $0.1 million, or 1.5%, to $5.6 million for the thirteen weeks ended September 25, 2011, as compared to $5.7 million for the thirteen weeks ended September 26, 2010. As a percentage of revenues, occupancy costs decreased to 6.3% for the thirteen weeks ended September 25, 2011, from 6.8% for the thirteen weeks ended September 26, 2010. The decrease as a percentage of revenues was primarily the result of positive leverage from the increase in comparable restaurant revenues as well as modestly lower rent and insurance costs.
General and Administrative. General and administrative expenses increased by $0.3 million, or 6.5%, to $5.2 million for the thirteen weeks ended September 25, 2011, as compared to $4.9 million for the thirteen weeks ended September 26, 2010. The change was primarily attributable to stock compensation costs of approximately $0.4 million related to the Stock Incentive Plan and $0.3 million due to higher professional fees, primarily related to costs associated with being a public company, that were incurred in the thirteen weeks ended September 25, 2011. The increase in general and administrative costs were partially offset by management fees paid to our private equity sponsors of $0.4 million incurred in the thirteen weeks ended September 26, 2010 but not in the comparable period in 2011. As a percentage of revenues, general and administrative expenses were 5.8% for the thirteen weeks ended September 25, 2011 and September 26, 2010.

Restaurant Pre-opening Costs. Pre-opening costs increased by $1.1 million to $1.3 million for the thirteen weeks ended September 25, 2011, as compared to $0.2 million for the thirteen weeks ended September 26, 2010. This period-to-period change in pre-opening costs was driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended September 25, 2011, we opened two restaurants, and had seven additional restaurants under construction. In the thirteen weeks ended September 26, 2010, we had one restaurant under construction.
Depreciation and Amortization. As a percentage of revenues, depreciation and amortization expenses decreased to 4.8% for the thirteen weeks ended September 25, 2011 from 5.1% for the thirteen weeks ended September 26, 2010. The change was primarily the result of positive leverage from the increase in comparable restaurant revenues.
Net Interest Expense. Net interest expense decreased $1.4 million to $0.4 million for the thirteen weeks ended September 25, 2011 as compared to $1.8 million for the thirteen weeks ended September 26, 2010. This decrease was due to the payoff of the Company’s old credit facilities in connection with its initial public offering in October 2010 and the Company’s concurrent entrance into new credit facilities with lower average outstanding debt balances.
Income Taxes. For the thirteen weeks ended September 25, 2011 and September 26, 2010, there was an income tax expense of $0.1 million and $0.0 million respectively. The income tax expense presented for 2011 differs from the expected income tax expense or benefit that would be calculated by applying the federal statutory rate to the Company’s income before income taxes primarily due to the reduction in the valuation allowance for deferred tax assets, the utilization of net operating losses and outstanding tax credits.
Thirty-Nine Weeks Ended September 25, 2011 Compared to the Thirty-Nine Weeks Ended September 26, 2010
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenues.

	Thirty-Nine Weeks Ended
	September 25,	% of	September 26,	% of
	2011	Revenues	2010	Revenues	Change	% Change
	(dollars in thousands)

Revenues	$273,592	100%	$254,700	100%	$18,892	7.4%
Cost and expenses:
Cost of sales	73,008	26.7%	66,124	26.0%	6,884	10.4%
Labor	92,893	34.0%	86,504	34.0%	6,389	7.4%
Operating	42,388	15.5%	40,025	15.7%	2,363	5.9%
Occupancy	17,747	6.5%	16,982	6.7%	765	4.5%
General and administrative expenses	16,067	5.9%	13,857	5.4%	2,210	15.9%
Restaurant preopening costs	2,882	1.1%	1,892	0.7%	990	52.3%
Depreciation and amortization	12,555	4.6%	12,607	4.9%	(52)	(0.4)%

Total costs and expenses	257,540	94.1%	237,991	93.4%	19,549	8.2%

Income from operations	16,052	5.9%	16,709	6.6%	(657)	(3.9)%
Interest expense, net	1,315	0.5%	5,322	2.1%	(4,007)	(75.3)%

Income before income taxes	14,737	5.4%	11,387	4.5%	3,350	29.4%
Income tax (benefit) expense	(56,806)	-20.8%	148	0.1%	(56,954)	—

Net income	$71,543	26.1%	$11,239	4.4%	$60,304	—

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.

Revenues. Revenues increased $18.9 million, or 7.4%, to $273.6 million for the thirty-nine weeks ended September 25, 2011, as compared to $254.7 million for the thirty-nine weeks ended September 26, 2010. The increase of $18.9 million was primarily due to an additional 167 operating weeks provided by five new restaurants opened in 2010 and four new restaurants opened in the first thirty-nine weeks of 2011. Also contributing to this increase was a 1.7%, or $4.0 million, growth in comparable restaurant revenues. The increase in comparable revenues was driven by a 2.0% increase in guest counts for an impact of $4.9 million in additional revenues, partially offset by a decrease in average guest check. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues increased $4.1 million, or 3.5%, to $121.3 million for the thirty-nine weeks ended September 25, 2011 as compared to $117.2 million for the thirty-nine weeks ended September 26, 2010. Comparable revenues for the BRAVO! brand restaurants increased 0.2%, or $0.2 million, to $109.7 million for the thirty-nine weeks ended September 25, 2011 as compared to $109.5 million for the thirty-nine weeks ended September 26, 2010. This growth in comparable revenues was due to an increase in guest counts of 0.9% for an impact of $1.0 million in 2011 as compared to 2010, partially offset by a decrease in average guest check. Revenues for BRAVO! brand restaurants not included in the comparable revenue base increased $3.9 million to $11.6 million for the thirty-nine weeks ended September 25, 2011. At September 25, 2011, there were 44 BRAVO! restaurants included in the comparable revenue base and three BRAVO! restaurants not included in the comparable revenue base.
For our BRIO brand, restaurant revenues increased $14.7 million, or 10.7%, to $152.3 million for the thirty-nine weeks ended September 25, 2011 as compared to $137.6 million for the thirty-nine weeks ended September 26, 2010. Comparable revenues for the BRIO brand restaurants increased 3.0%, or $3.8 million, to $131.4 million for the thirty-nine weeks ended September 25, 2011 as compared to $127.6 million for the thirty-nine weeks ended September 26, 2010. This growth in comparable revenues was due to an increase in guest counts of 3.4% for an impact of $4.3 million in 2011 as compared to 2010, partially offset by a decrease in average guest check. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $10.9 million to $20.9 million for the thirty-nine weeks ended September 25, 2011. At September 25, 2011, there were 36 BRIO restaurants included in the comparable revenue base and seven BRIO restaurants not included in the comparable revenue base.
Cost of Sales. Cost of sales, which consists of food costs and beverage costs, increased $6.9 million, or 10.4%, to $73.0 million for the thirty-nine weeks ended September 25, 2011, as compared to $66.1 million for the thirty-nine weeks ended September 26, 2010. As a percentage of revenues, cost of sales increased to 26.7% for the thirty-nine weeks ended September 25, 2011, from 26.0% for the thirty-nine weeks ended September 26, 2010. The increase in cost of sales, as a percentage of revenues, was a result of higher commodity costs primarily for our meat, dairy and produce products in 2011. As a percentage of revenues, food costs increased 0.9% and increased in total dollars by $6.4 million. Beverage costs decreased as a percentage of revenues by 0.2% but increased in total dollars by $0.5 million. The increase in total cost of sales resulted from the growth in restaurants and the additional 167 operating weeks in 2011 as compared to 2010 as well as the increase in commodity prices.
Labor Costs. Labor costs increased $6.4 million, or 7.4%, to $92.9 million for the thirty-nine weeks ended September 25, 2011, as compared to $86.5 million for the thirty-nine weeks ended September 26, 2010. This increase, primarily related to new restaurants, was the result of increased hourly wages of $4.2 million, increased management labor of $0.8 million and an increase of $1.4 million in Company paid benefits. As a percentage of revenues, labor costs were 34.0% for the thirty-nine weeks ended September 25, 2011 and September 26, 2010.
Operating Costs. Operating costs increased $2.4 million, or 5.9%, to $42.4 million for the thirty-nine weeks ended September 25, 2011, as compared to $40.0 million for the thirty-nine weeks ended September 26, 2010. This increase was mainly due to an additional 167 operating weeks provided by five new restaurants opened in 2010 and four new restaurants opened in the first thirty-nine weeks of 2011. As a percentage of revenues, operating costs decreased to 15.5% for the thirty-nine weeks ended September 25, 2011, compared to 15.7% for the thirty-nine weeks ended September 26, 2010. The decrease as a percentage of revenues was primarily related to the benefit of cost controls of utilities as well as lower advertising costs incurred in the first thirty-nine weeks of 2011 as compared to the same period in 2010.

Occupancy Costs. Occupancy costs increased $0.7 million, or 4.5%, to $17.7 million for the thirty-nine weeks ended September 25, 2011, as compared to $17.0 million for the thirty-nine weeks ended September 26, 2010. The increase in occupancy costs in total dollars was primarily related to the additional restaurants opened in 2010 and 2011 and the rental costs and common area maintenance associated with them. As a percentage of revenues, occupancy costs decreased to 6.5% for the thirty-nine weeks ended September 25, 2011 as compared to 6.7% for the thirty-nine weeks ended September 26, 2010.
General and Administrative. General and administrative expenses increased by $2.2 million, or 15.9%, to $16.1 million for the thirty-nine weeks ended September 25, 2011, as compared to $13.9 million for the thirty-nine weeks ended September 26, 2010. As a percentage of revenues, general and administrative expenses increased to 5.9% for the thirty-nine weeks ended September 25, 2011, from 5.4% for the thirty-nine weeks ended September 26, 2010. The increase was primarily attributable to stock compensation costs incurred by the Company in 2011 of approximately $1.3 million related to the Stock Incentive Plan, as well as higher professional fees of $1.2 million, primarily related to costs associated with being a public company, incurred in the first thirty-nine weeks of 2011. Additionally we incurred $0.6 million of costs and expenses in connection with a secondary public offering of the Company’s common shares in the first thirty-nine weeks of 2011. These costs were partially offset by $1.2 million in management fees paid to our private equity sponsors that were incurred in the first thirty-nine weeks of 2010 but not in the comparable period in 2011.
Restaurant Pre-opening Costs. Pre-opening costs increased by $1.0 million, to $2.9 million for the thirty-nine weeks ended September 25, 2011 as compared to $1.9 million for the thirty-nine weeks ended September 26, 2010. This period-to-period change in pre-opening costs was driven by the timing and number of restaurant openings in a given period. During the first thirty-nine weeks of 2011, we opened four restaurants, converted one restaurant from a BRAVO! to a BRIO and had seven additional restaurants under construction. In the first thirty-nine weeks of 2010, there were four restaurants opened and one additional restaurant under construction.
Depreciation and Amortization. As a percentage of revenues, depreciation and amortization expenses decreased to 4.6% for the thirty-nine weeks ended September 25, 2011 from 4.9% for the thirty-nine weeks ended September 26, 2010. The change was primarily the result of positive leverage from comparable restaurant revenues.
Net Interest Expense. Net interest expense decreased $4.0 million to $1.3 million for the thirty-nine weeks ended September 25, 2011 as compared to $5.3 million for the thirty-nine weeks ended September 26, 2010. This decrease was due to the payoff of the Company’s old credit facilities in connection with its initial public offering in October 2010 and the Company’s concurrent entrance into new credit facilities with lower average outstanding debt balances.
Income Taxes. Income tax benefit was $56.8 million for the thirty-nine weeks ended September 25, 2011 and income tax expense was $0.1 million for the thirty-nine weeks ended September 26, 2010. In the thirteen weeks ended June 26, 2011, the Company substantially reduced the valuation allowance previously provided against net deferred tax assets. As a result, in the thirteen weeks ended June 26, 2011, the Company recorded a $57.2 million income tax benefit reflecting the adjustment to the valuation allowance. For the thirty-nine weeks ended September 25, 2011, this tax benefit was offset by income tax expense in 2011 of $0.4 million.
Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of September 25, 2011, we had approximately $4.7 million in cash and cash equivalents and approximately $36.8 million of availability under our senior credit facilities (after giving effect to $3.2 million of outstanding letters of credit at September 25, 2011). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.

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
The following table presents a summary of our cash flows for the thirty-nine weeks ended September 25, 2011 and September 26, 2010 (in thousands):

	Thirty-Nine Weeks Ended,
	September 25,	September 26,
	2011	2010
Net cash provided by operating activities	$32,055	$23,305
Net cash used in investing activities	(22,258)	(13,304)
Net cash used in financing activities	(7,517)	(6,562)

Net increase in cash and cash equivalents	2,280	3,439
Cash and cash equivalents at beginning of year	2,460	249

Cash and cash equivalents at end of period	$4,740	$3,688

Operating Activities. Net cash provided by operating activities was $32.1 million for the thirty-nine weeks ended September 25, 2011, compared to $23.3 million for the thirty-nine weeks ended September 26, 2010. The increase in net cash provided by operating activities in the first thirty-nine weeks of 2011 compared to the same period in 2010 was due to an increase in cash operating receipts, primarily due to an increase in revenues, in excess of cash operating expenditures from the prior year. Cash operating receipts for the first thirty-nine weeks of 2011 and 2010 were $274.9 million and $255.6 million, respectively. Cash operating expenditures during the first thirty-nine weeks of 2011 and 2010 were $245.5 million and $231.5 million, respectively. The increase in net cash is also attributable to $1.7 million in prepaid fees relating to the Company’s initial public offering in October of 2010, which were paid in the first thirty-nine weeks of 2010, as well as an increase in cash received from lease incentives of $1.2 million in the first thirty-nine weeks of 2011 as compared to the corresponding period in 2010.
Investing Activities. Net cash used in investing activities was $22.3 million for the thirty-nine weeks ended September 25, 2011, compared to $13.3 million used in the thirty-nine weeks ended September 26, 2010. We invested cash to purchase property and equipment related to our restaurant expansion plans. The increase in spending was related to the timing of restaurant openings, the timing of spending related to our new restaurants as well as the number of restaurants that opened during 2011 versus 2010. During the first thirty-nine weeks of 2011, we opened four restaurants, converted one restaurant from a BRAVO! to a BRIO and had seven additional restaurants under construction. In the first thirty-nine weeks of 2010 we opened four restaurants and had one additional restaurant under construction.
Financing Activities. Net cash used in financing activities was $7.5 million for the thirty-nine weeks ended September 25, 2011, compared to $6.6 million used in the thirty-nine weeks ended September 26, 2010. Net cash used in financing activities in the first thirty-nine weeks of 2011 was used for the pay down of the Company’s term debt, partially offset by proceeds and tax benefits received related to the exercise of stock options. The cash used in financing activities in the first thirty-nine weeks of 2010 resulted from payments under the Company’s former revolving credit facility and other debt payments in excess of borrowings under the former revolving credit facility.
As of September 25, 2011, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2011 to be in the range of approximately $7-$9 million, for a total of $21-$23 million for the year. This is primarily related to the opening of four restaurants in the last thirteen weeks of 2011, the start of construction of restaurants to be opened in early 2012, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates incurring approximately $2.1 million in pre-opening costs, including rent expensed during the construction period, for the remainder of 2011 for a total of $5.0 million for all of 2011.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $28.9 million at September 25, 2011, compared to a net working capital deficit of $35.3 million at December 26, 2010.
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
In connection with our initial public offering, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our credit agreement also requires us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At September 25, 2011, the Company was in compliance with its applicable financial covenants. Additionally, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.

Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR are payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest shall be payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of September 25, 2011, we had an outstanding principal balance of $33.0 million on our term loan facility and no outstanding balance on our revolving credit facility.
Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that the cash flow from operating activities as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs.
Real Estate
As of September 25, 2011, we leased 86 and owned four restaurant sites, of which 80 are located adjacent to or in lifestyle centers and/or shopping malls and 10 are free-standing units strategically positioned in high-traffic areas. On average, our restaurants range in size from 6,000 to 9,000 square feet. Since the beginning of 2006, we have opened 45 new locations and converted, relocated or closed five locations. The majority of our leases provide for minimum annual rentals and contain percentage-of-sales rent provisions against which the minimum rent is applied. A significant percentage of our leases also provide for periodic escalation of minimum annual rent based upon increases in the Consumer Price Index. Typically, our leases are ten or 15 years in length with two, five-year extension options.
The Company has entered into an agreement to terminate the lease of one BRAVO! location and to close the related restaurant in December 2011. The impact on the Company’s consolidated financial statements with respect to this lease termination is not material as substantially all of the assets related to this location were previously impaired.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 25, 2011, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
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

Impairment of Long-Lived Assets—The Company reviews long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Negative restaurant-level cash flow over the previous 12-month period is considered a potential impairment indicator. In such situations, the Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Based on this analysis, if the Company believes that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets’ carrying value exceeds fair value.
Each quarter the Company evaluates sales and profitability trends of all of our locations to determine if any impairment of the assets are needed. The Company has been reviewing the performance of two locations, which have a combined carrying value of approximately $5.2 million. In particular, we are closely monitoring one restaurant location, with a carrying value of $2.3 million, for a possible non-cash impairment charge. Depending upon the performance trends of this restaurant in the fourth quarter, we will evaluate whether an impairment charge is required.
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
Restricted stock granted under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan, or the Stock Incentive Plan, is recorded at the fair value of the Company’s shares subject to the grant, which is based on the average of the high and low trading price of the Company’s shares on the date immediately preceding the date of grant. The cost of employee service is recognized as compensation expense over the period that an employee provides service in exchange for the award, typically the vesting period. Pursuant to the Stock Incentive Plan, the Company granted 456,800 restricted shares since the inception of the Plan, which will vest, subject to certain exceptions, over a four year period. The Company will record compensation expense related to these shares over that period.
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
In the thirteen weeks ended June 26, 2011, the Company significantly decreased the valuation allowance previously provided against its net deferred tax assets. As of September 25, 2011, the Company continued to carry a $1.8 million valuation allowance against net deferred tax assets. The Company anticipates that the remaining valuation allowance will be reduced over the last thirteen weeks of fiscal 2011, as the related net deferred tax assets are deemed to be realizable. See Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on taxes and the reduction of the valuation allowance.
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
At September 25, 2011, we had $33.0 million in debt outstanding under our term loan facility. Each eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in a $41,000 annual change in our interest expense.
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
Date: November 7, 2011

Bravo Brio Restaurant Group, Inc.
By:	/s/ Saed Mohseni
Saed Mohseni
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)