Form 10-K
period 2011-12-25
Bravo Brio Restaurant Group, Inc.
filed 2012-03-06
CIK 1495479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 25, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34920

BRAVO BRIO RESTAURANT GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1566328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Goodale Boulevard, Suite 100 Columbus, Ohio	43212
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (614) 326-7944

Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Shares, no par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.  Yes  ☐    NO  ☒

As of June 26, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $462.1 million based on the number of shares held as of June 26, 2011, and the last reported sale price of the registrant’s common shares as of June 26, 2011.

As of March 5, 2012, the latest practicable date, 19,519,852 of the registrant’s common shares, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2012.

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

Basis of Presentation

We utilize a typical restaurant 52- or 53-week fiscal year ending on the last Sunday in the calendar year. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2011,” “fiscal 2011,” “fiscal year 2011” or similar references refer to the fiscal year ended December 25, 2011.

Part I

As used in this annual report on Form 10-K, unless the context otherwise indicates, the references to “our company,” “the Company,” “us,” “we” and “our” refer to Bravo Brio Restaurant Group, Inc. together with its subsidiaries.

Item 1.   Business.

Our Business

We are an owner and operator of two distinct Italian restaurant brands, BRAVO! Cucina Italiana (“BRAVO!”) and BRIO Tuscan Grille (“BRIO”). We have positioned our brands as multifaceted culinary destinations that deliver the ambiance, design elements and food quality reminiscent of fine dining restaurants at a value typically offered by casual dining establishments, a combination known as the upscale affordable dining segment. Each of our brands provides its guests with a fine dining experience and value by serving affordable cuisine prepared using fresh flavorful ingredients and authentic Italian cooking methods, combined with attentive service in an attractive, lively atmosphere. We strive to be the best Italian restaurant company in America and are focused on providing our guests an excellent dining experience through consistency of execution.

Bravo Brio Restaurant Group, Inc. was incorporated in July 1987 as an Ohio corporation under the name Belden Village Venture, Inc. Our name was changed to Bravo Cucina of Dayton, Inc. in September 1995, to Bravo Development, Inc. in December 1998 and to Bravo Brio Restaurant Group, Inc. in June 2010. The first BRAVO! restaurant opened in 1992 and the first BRIO restaurant opened in 1999, each in Columbus, Ohio. We completed the initial public offering of our common shares in October 2010. At December 25, 2011, we owned and operated 93 restaurants in 30 states. Bravo Brio Restaurant Group’s mission statement is to be the best Italian restaurant company in America by delivering the highest quality food and service to each guest...at each meal...each and every day.

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

The average check for BRAVO! during fiscal 2011 was $19.33 per guest with an average lunch check of $14.73 per guest and an average dinner check of $22.22 per guest. At BRAVO! in 2011, lunch and dinner represented 29.3% and 70.7% of revenues, respectively, and alcohol sales accounted for 17.9% of restaurant sales. Our average annual sales per comparable BRAVO! restaurant were $3.4 million in fiscal 2011. As of December 25, 2011, we owned and operated 47 BRAVO! restaurants in 19 states.

BRIO Tuscan Grille

BRIO Tuscan Grille is an upscale affordable Italian chophouse restaurant serving freshly-prepared, authentic northern Italian food in a Tuscan Villa atmosphere. BRIO means “lively” or “full of life” in Italian and draws its inspiration from the cherished Tuscan philosophy of “to eat well is to live well.” The cuisine at BRIO is prepared using fresh ingredients and a high standard for quality execution with an emphasis on steaks, chops, fresh seafood and made-to-order pastas. BRIO also offers creative seasonal specials, an extensive wine list, carry-out and banquet facilities at select locations.

The average check for BRIO during fiscal 2011 was $25.13 per guest, with an average lunch check of $17.79 per guest and an average dinner check of $30.73 per guest. At BRIO in 2011, lunch and dinner represented 30.6% and 69.4% of revenues, respectively, and alcohol sales accounted for 23.2% of restaurant sales. Our average annual revenues per comparable BRIO restaurant were $5.0 million in fiscal 2011. As of December 25, 2011, we owned and operated 46 BRIO restaurants in 19 states.

We also operate one full-service upscale affordable American-French bistro restaurant in Columbus, Ohio under the brand “Bon Vie.” Our Bon Vie restaurant is included in the BRIO operating and financial data set forth in this report.

Real Estate

As of December 25, 2011, we leased 89 and owned four restaurant sites, of which 82 are located adjacent to or in lifestyle centers and/or shopping malls and 11 are free-standing units strategically positioned in high-traffic areas. On average, our restaurants range in size from 6,000 to 9,000 square feet. The majority of our leases provide for minimum annual rentals and contain percentage-of-sales rent provisions against which the minimum rent is applied. A significant percentage of our leases also provide for periodic escalation of minimum annual rent based upon increases in the Consumer Price Index. Typically, our leases are ten or 15 years in length with two, five-year extension options. See Part I, Item 2 “Properties.”

Landlords and developers seek out our concepts to be restaurant anchors for their developments as they are highly complementary to national retailers, having attracted on average between approximately 2,800-4,700 guests per restaurant each week in fiscal 2011. As a result of the importance of our brands to the retail centers in which we are located, we are often able to negotiate the prime location within a center as well as favorable real estate terms and choose between our two brands to determine which is optimal for a location. This helps to generate highly attractive returns on our investment and drive strong returns on capital for our shareholders. On average, a restaurant opening requires a net cash investment of approximately $1.5-$2.5 million.

Site Selection Process

Part of our growth strategy is to develop a nationwide system of restaurants. We have developed a disciplined site acquisition and qualification process incorporating management’s experience as well as extensive data collection, analysis and interpretation. We are actively developing BRAVO! and BRIO restaurants in both new and existing markets, and we will continue to expand in major metropolitan areas throughout the United States. Management closely analyzes traffic patterns, demographic characteristics, population density, level of affluence and consumer attitudes or preferences. In addition, management carefully evaluates the current or expected co-retail and restaurant tenants in order to accurately assess the attractiveness of the identified area.

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

Our brands maintain several common qualities, including certain design elements such as chandeliers and marble and granite counter tops that help reduce building and construction costs and create consistency for our guests. We share best practices in service, preparation and food quality across both brands. In addition, we share services such as real estate development, purchasing, human resources, marketing and advertising, information technology, finance and accounting, allowing us to maximize efficiencies across our company as we continue our growth.

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

Restaurant Operations

We have a group of district partners that report directly to our Chief Operating Officer, who in turn reports to our Chief Executive Officer. Each restaurant district partner typically supervises the operations of six to nine restaurants in their respective geographic areas, and is in frequent contact with each location. We additionally have district chefs, who report up to two Corporate Executive Chefs, one for each brand. Each district chef oversees several restaurants and works with the district partners at each location to maintain consistency across all of our restaurants. The staffing at our restaurants typically consists of a general manager, two to three assistant managers, an executive chef and one to three sous chefs. In addition, our restaurants typically employ 60 to 150 hourly employees. Our operational philosophy is as follows:

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

•

Deliver Superior Guest Service.  We are committed to delivering superior service to each guest, at each meal, each and every day. Significant time and resources are spent in the development and implementation of our training programs, resulting in a comprehensive service system for both hourly service people and management. We offer guests prompt, friendly and efficient service, keeping wait staff-to-table ratios high, and staffing each restaurant with experienced “on the floor” management teams to ensure consistent and attentive guest service. We employ food runners to ensure prompt delivery of fresh dishes at the appropriate temperature, thus allowing the wait staff to focus on overall guest satisfaction. All service personnel are thoroughly trained in the specific flavors of each dish. Using a thorough understanding of our menu, the servers assist guests in selecting menu items complementing individual preferences. Only trained, experienced chefs and culinary staff are hired and allowed to operate in the kitchen. Best-in-class service standards are designed to ensure satisfied guests and attract both new and repeat guest traffic.

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

Sourcing and Supply

To ensure the highest quality menu ingredients, raw materials and other supplies, we continually research and evaluate products. We contract with Distribution Market Advantage, or DMA, a cooperative of multiple food distributors located throughout the nation, and US Foods for the broadline distribution of most of our food products. DMA is a company with whom we negotiate and gain access to third party food distributors and suppliers. In fiscal 2011, distributors through our DMA arrangement supplied us with approximately 66% of our food supplies. We utilize two primary distributors, Gordon Food Service, or GFS, and Ben E. Keith Company, or Ben E. Keith, for the majority of our food distribution under the DMA arrangement. In fiscal 2011, GFS and Ben E. Keith distributed approximately 87% and 13%, respectively, of the food supplies distributed through our DMA arrangement. In fiscal 2011, US Foods supplied us with approximately 6% of our food supplies. We negotiate pricing and volume terms directly with certain of our suppliers and distributors or through DMA and US Foods. Currently, we have pricing understandings of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry, certain seafood products, dairy products, soups and sauces, bakery items and certain meat products. Our restaurants place orders directly with GFS, Ben E. Keith or US Foods and maintain regular distribution schedules.

Our purchasing contracts cover substantially all of our requirements for a specific product. Our contracts typically provide either for fixed or variable pricing based on an agreed upon cost-plus formula and require that our suppliers deliver directly to our distributors. In addition to our broadline distribution arrangements, we utilize direct distribution for several products, including a majority of our meat and fresh seafood deliveries, produce and beverages. We also contract with a third party provider to supply, maintain and remove our cooking shortening and oil systems.

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

Food Safety

Providing a safe and clean dining experience for our guests is essential to our mission statement. We have taken steps to mitigate food quality and safety risks, including designing and implementing a training program for our chefs, hourly service people and managers focusing on food safety and quality assurance. In addition, we include food safety standards and procedures in every recipe for our cooks. We also consider food safety and quality assurance when selecting our distributors and suppliers. Our suppliers are inspected by federal, state and local regulators or other reputable, qualified inspection services, which helps ensure their compliance will all federal food safety and quality guidelines.

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

Advertising

We spend a limited amount of our marketing budget on various advertising outlets, including print, radio, television, direct mail and outdoor, to build brand awareness. These advertisements are designed to emphasize the quality and consistency of BRAVO! and BRIO’s food and service and the superior guest experience we offer in a warm and inviting atmosphere. Direct mail is used for new store openings and occasionally has been used to promote special holiday offers and events.

New Restaurant Openings

We use the openings of new restaurants as opportunities to reach out to various media outlets as well as the local community. Local public relations firms are retained to assist BRAVO! and BRIO with obtaining appearances on radio and television cooking shows, establishing relationships with local charities and gaining coverage in local newspapers and magazines. We employ a variety of marketing techniques to promote new openings along with press releases, direct mail, e-marketing and other local restaurant marketing activities, which include concierge parties, training lunches and dinners with local residents, media, community leaders and businesses. In addition, we typically partner with local charities and host events during the first month of our grand openings.

E-Marketing & Social Media

We have increased our use of e-marketing tools, including social media, which enables us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We believe that BRAVO! and BRIO guests are frequent internet users and will explore e-applications to make dining decisions or to share dining experiences. We have set up Facebook and Twitter pages and developed mobile applications for BRAVO! and BRIO, along with advertising on google.com, yelp.com and urbanspoon.com. We anticipate allocating an increasing amount of marketing budget toward this rapidly growing area.

Training and Employee Programs

We conduct comprehensive training programs for our management, hourly employees and corporate personnel. Our training department provides a series of formulated training modules that are used throughout our company, including leadership training, team building, food safety certification, alcohol safety programs, guest service philosophy training, sexual harassment training and others. E-learning is utilized for several management training modules in our ten week management training program, which culminates in three days of classroom certification and testing.

We utilize a specific training process for new restaurant openings, which is overseen by regional trainers who conduct both service and kitchen training and are on site through the first two weeks of opening. The regional trainers lend support and introduce our standards and culture to the new team. We believe that hiring the best available team members and committing to their training helps keep retention high during the restaurant opening process.

We have a training and employee development program called Bravo Brio Restaurant Group University (BBRGU). The “Rising Star” program, which was created as part of BBRGU to develop aspiring hourly team members into assistant managers and chefs, has been an instrumental part of our training and retention program. The key element of the Rising Star program is to provide upward mobility within the organization, utilizing existing labor hours in the restaurants for focused training for the most promising employees. Many of our general managers and executive chefs have gained their positions through internal promotions as a result of this program. Once an employee is identified as a potential leader through observation and assessment, a customized development program is designed that incorporates mentoring, coaching and training.

Management Information Systems

Restaurant level financial and accounting controls are handled through a sophisticated point-of-sale (“POS”) cash register system and computer network in each restaurant that communicates with our corporate headquarters. The POS system is also used to authorize and transmit credit card sales transactions. All of our restaurants use MICROS RES 3700 software with state-of-the-art equipment. Our restaurant communications are comprised of cable, DSL, Fractional T1 and T1 lines. Our restaurants use MICROS back-office applications to manage the business and control both food and labor costs. The food control software helps drive food and beverage costs down by identifying kitchen or bar inefficiencies and, through the menu engineering capabilities, it aides in enhancing profitability. The labor control software provides the ability to schedule labor and manage labor costs, including time clock governance that does not allow an employee to “clock in” more than a designated amount of time before a scheduled shift.

We have an enterprise reporting package (ERP) system which includes general ledger, accounts payable, fixed asset accounting, payroll and human resources subsystems. The data pulled from the restaurants is integrated into the Lawson system and a data warehouse. This data provides visibility to allow us to better analyze the business. In 2009, we focused on re-designing our guest facing websites to provide a distinct brand image on each website, as well as allowing us to elevate our message to our guests. As part of the redesign, we included search engine optimization into the websites (www.bbrg.com, www.bravoitalian.com, www.brioitalian.com, www.bon-vie.com). Also in 2009, we implemented an internal website called PASTAnet. This intranet site utilizing Microsoft Sharepoint provides us with the ability to collaborate, communicate, train and share information between the restaurants and our corporate office.

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

During fiscal 2011, approximately 21% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. The failure of a restaurant to obtain its licenses, permits or other approvals, or any suspension of such licenses, permits or other approvals, would adversely affect that restaurant’s operations and profitability and could adversely affect our ability to obtain these licenses, permits and approvals elsewhere. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including: the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.

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

We have a significant number of hourly restaurant staff members who receive income from gratuities. We have elected to voluntarily participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”). By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips. However, we rely on our staff members to accurately disclose the full amount of their tip income and our reporting on the disclosures provided to us by such tipped employees.

See Item 1A “Risk Factors” for a discussion of risks relating to federal, state and local regulation of our business.

Intellectual Property

We currently own six separate registrations in connection with restaurant service from the United States Patent and Trademark Office for the following trademarks: BRAVO!®, BRAVO! Cucina Italiana®, Cucina

BRAVO! Italiana®, BRAVO! Italian Kitchen®, Brio®, Brio Tuscan Grille™ and Bon Vie®. Our registrations confer a federally recognized exclusive right for us to use these trademarks throughout the United States, and we can prevent the adoption of confusingly similar trademarks by other restaurants that do not possess superior common law rights in particular markets. An important part of our intellectual property strategy is the monitoring and enforcement of our rights in markets in which our restaurants currently exist or markets which we intend to enter in the future. We also monitor trademark registers to oppose the registration of confusingly similar trademarks or to limit the expansion of existing trademarks with superior common law rights.

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

Employees

As of December 25, 2011, we had approximately 8,700 employees of whom approximately 90 were corporate management and staff personnel, approximately 600 were restaurant managers or trainees, and approximately 8,000 were employees in non-management restaurant positions. None of our employees are unionized or covered by a collective bargaining agreement.

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

Item 1A.   Risk Factors.

In addition to the factors discussed elsewhere in this annual report on Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us. We operate in a competitive and dynamic environment and therefore it is not possible for us to predict the impact these or any other factors could have on us or the extent to which any one factor, or combination of factors, may adversely affect our results.

Risks Relating to Our Business and Industry

Our financial results depend significantly upon the success of our existing and new restaurants.

Future growth in revenues and profits will depend on our ability to grow sales and efficiently manage costs in our existing and new restaurants. As of December 25, 2011, we operated 47 BRAVO! restaurants and 46 BRIO restaurants, of which two BRAVO! restaurants and six BRIO restaurants were opened within the preceding twelve months. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.

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

•	increased competition (both in the upscale affordable dining segment and in other segments of the restaurant industry);

•	changes in consumer preferences;

•	guests’ budgeting constraints and choosing not to order certain high-margin items such as desserts and beverages (both alcoholic and non-alcoholic);

•	guests’ failure to accept menu price increases that we may make to offset increases in key operating expenses;

•	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value and service; and

•	guest experiences from dining in our restaurants.

Our restaurants are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including, without limitation:

•	food and other raw materials costs, many of which we do not or cannot effectively hedge;

•	labor costs, including wage, workers’ compensation, health care and other benefits expenses;

•	rent expenses and other costs under leases for our new and existing restaurants;

•	energy, water and other utility costs;

•	costs for insurance (including health, property, liability and workers’ compensation);

•	information technology and other logistical costs; and

•	expenses due to litigation against us.

The failure of our existing or new restaurants to perform as expected could have a significant negative impact on our financial condition and results of operations.

Our long-term success is highly dependent on our ability to successfully develop and expand our operations.

We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2007, we have expanded from 34 BRAVO! restaurants and 22 BRIO restaurants to 47 BRAVO! restaurants and 46 BRIO restaurants, as of December 25, 2011. The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

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

We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. For example, we have closed one BRAVO! restaurant and converted one BRAVO! to a BRIO in the past twelve months because of their lack of profitability. We have experienced, and expect to continue to experience, delays in restaurant openings from time to time. Such actions may limit our growth opportunities. We cannot assure you that we will be able to successfully expand or acquire critical market presence for our brands in new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, acquire name recognition, successfully market our brands or attract new guests. Competitive circumstances and consumer characteristics in new market segments and new geographical markets may differ substantially from those in the market segments and geographical markets in which we have substantial experience. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our revenues and profitability may be harmed.

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

In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. Approximately 32% of our total restaurants are located in Ohio, Michigan and Pennsylvania, which are particularly susceptible to snowfall, and 13% of our total restaurants are located in Florida and Louisiana, which are particularly susceptible to hurricanes. Our business is subject to seasonal fluctuations, with restaurant sales typically higher during certain months, such as December. Adverse weather conditions during our most favorable months or periods may exacerbate the effect of adverse weather on guest traffic and may cause fluctuations in our operating results from quarter-to-quarter within a fiscal year. For example, Hurricane Irene affected the entire eastern seaboard with extremely high winds, heavy rainfall and flooding in August 2011, which lead to reduced guest traffic and even closures at some of our restaurants. In addition, outdoor patio seating is available at most of our restaurants and may be impacted by a number of weather-related factors. Our inability to fully utilize our restaurants’ seating capacity as planned may negatively impact our revenues and results of operations.

The impact of negative economic factors, including the availability of credit, on our landlords and other retail center tenants could negatively affect our financial results.

Negative effects on our existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. At December 25, 2011, none of our locations are owned, managed or controlled by a landlord that has filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the last 12 months. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Many landlords have delayed or cancelled recent development projects (as well as renovations of existing projects) due to the instability in the credit markets and recent declines in consumer spending, which has reduced the number of high-quality locations available that we would consider for our new restaurants.

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

Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on local, regional and national distributors and suppliers to provide our produce, beef, poultry, seafood and other ingredients. We contract with DMA and US Foods for the broadline distribution of most of our food products. Other than for a portion of our commodities, which are purchased locally by each restaurant, we rely on GFS and Ben E. Keith as the primary distributors of a majority of our ingredients. Through our agreement with DMA, we have a non-exclusive arrangement with both GFS and Ben E. Keith on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies.

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

The type, variety, quality and price of produce, beef, poultry and seafood are more volatile than other types of food and are subject to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. For example, weather patterns in recent years have resulted in lower than normal levels of rainfall in key agricultural states such as California and Texas, impacting the price of water and the corresponding prices of food commodities grown in states facing drought conditions. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we are able to contract for the majority of the food commodities used in our restaurants for periods of up to one year, the pricing and availability of some of the commodities used in our operations cannot be locked in for periods of longer than one week or at all. Currently, we have pricing understandings of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry, seafood, dairy products, soups and sauces, bakery items and certain meat products. We do not use financial instruments to hedge our risk to market fluctuations in the price of beef, seafood, produce and other food products at this time. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

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

Additionally, potential changes in labor legislation could result in portions of our workforce being subjected to greater organized labor influence. Although we do not currently have any unionized employees, future labor legislation could have an adverse effect on our business and financial results by imposing requirements that could potentially increase costs and reduce our operating flexibility.

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

Furthermore, the PPACA establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. The FDA is also permitted to require additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

Certain provisions of the PPACA became effective upon enactment, while other provisions will require regulations to be promulgated by the FDA. It is expected that the FDA will not enforce the applicable provisions of the PPACA until these regulations are finalized. The PPACA specifically preempts conflicting state and local laws, and instead provides a single, national standard for nutrition labeling of restaurant menu items. However, until these provisions of the PPACA are fully adopted and effective, we will continue to be subject to a variety of state and local laws and regulations regarding nutritional content disclosure requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another.

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

We opened two BRAVO! and six BRIO restaurants in 2011, two BRAVO! and three BRIO restaurants in 2010, and two BRAVO! and five BRIO restaurants in 2009. Our recent and future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.

Restaurant companies have been the target of class-actions and other litigation alleging, among other things, violations of federal and state law.

We are subject to a variety of lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. In recent years, a number of restaurant companies have been subject to claims by guests, employees and others regarding issues such as food safety, personal injury and premises liability, employment-

related claims, harassment, discrimination, disability and other operational issues common to the foodservice industry. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time, including a 2004 class action lawsuit initiated by servers at a BRIO location in Newport, Kentucky. In this lawsuit, certain of our servers alleged that they were required to remit back to the restaurant a percentage of their tips in violation of Kentucky law. While we settled this lawsuit for an immaterial amount and no other such lawsuits have had a material impact historically, an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have an adverse impact on our profitability and could cause variability in our results compared to expectations. We are self-insured, or carry insurance programs with specific retention levels, for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s practice liability, director and officer and other insurable risks. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, we could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims and the diversion of time and resources from our operations.

Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability.

We believe our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance, employer’s practice liability insurance and directors’ and officers’ liability insurance fluctuates based on our historical trends, market conditions and availability. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2012 and beyond. These increases, as well as recently-enacted federal legislation requiring employers to provide specified levels of health insurance to all employees, could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our guests.

Our indebtedness may limit our ability to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. In connection with the initial public offering of our common shares, we repaid all outstanding loans under our previously existing senior credit facilities and entered into new senior credit facilities that included a $45.0 million term loan facility and a $40.0 million revolving credit facility. As of December 25, 2011, we had approximately $32.6 million of outstanding indebtedness under our term loan facility and no outstanding indebtedness under our revolving credit facility. As of December 25, 2011, we had $36.8 million of revolving loan availability under our senior revolving credit facility (after giving effect to $3.2 million of outstanding letters of credit). For the years ended December 25, 2011 and December 26, 2010, our net principal repayments on indebtedness (including net repayments under our previously existing revolving credit facility) were $8.4 million and $77.1 million, respectively, and cash interest payments for such periods were $1.4 million and $6.4 million, respectively. Our senior credit facilities mature in 2015, and borrowings under the senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in our credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.75% to 3.25%. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources — Current Resources.”

Our indebtedness could have important consequences to you. For example, it:

•

requires us to utilize a portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity and other general corporate purposes;

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

Our senior credit facilities require us to maintain certain fixed charge coverage ratios and leverage ratios which become more restrictive over time. While we have never defaulted on compliance with any financial covenants under the terms of our indebtedness, our ability to comply with these ratios in the future may be affected by events beyond our control, and an inability to comply with the required financial ratios could result in a default under our senior credit facilities. In the event of any default, the lenders under our senior credit facilities could elect to terminate lending commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable.

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

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we review long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for financial performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria. Negative restaurant-level cash flow over the previous 12-month period is considered a potential impairment indicator. In such situations, we evaluate future cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. Based on this analysis, if we believe that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds fair value. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies — Impairment of Long-Lived Assets.” In 2011, we incurred an asset impairment charge of approximately $2.2 million related to one restaurant. We had no asset impairment charge in fiscal 2010, but recognized an impairment charge of approximately $6.4 million in fiscal 2009 related to three restaurants.

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

Most of our corporate systems, processes and corporate support for our restaurant operations are centralized at one Ohio location with certain systems and processes being concurrently stored at an offsite storage facility in accordance with our disaster recovery plan. Back-up data tapes are also sent to a separate off-site location on a weekly basis. As part of our disaster recovery plan, we backup data and environments from our core systems at our co-location facility. Failures or delays in recovery of data, delayed reporting and compliance, inability to perform necessary corporate functions and other breakdowns in normal operating procedures could have a material adverse effect on our business and create exposure to administrative and other legal claims against us.

We incur increased cost obligations as a result of being a public company.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. While we are in compliance with the Sarbanes-Oxley Act for fiscal 2011, there is no guarantee that we will meet all areas of compliance in future years. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.

Federal, state and local tax rules may adversely impact our results of operations and financial position.

We are subject to federal, state and local taxes in the U.S. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position. In addition, complying with new tax rules, laws or regulations could impact our financial condition, and increases to federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our financial results. In 2011, our 2009 federal tax return was audited by the IRS. The audit has been closed and no findings were recorded; however, there is no guarantee that future audits will not be conducted or any findings recorded in a separate audit for another period.

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

Sales of substantial amounts of our common shares in the public market by our existing shareholders, upon the exercise of outstanding stock options, vesting of shares of restricted stock or shares of stock granted in the future or by persons who acquire shares in the public market may adversely affect the market price of our common shares. Such sales could also create public perception of difficulties or problems with our business. These sales might also make it more difficult for us to sell securities in the future at a time and price that we deem appropriate.

As of December 25, 2011, we had 19,476,559 common shares issued and outstanding. In addition, we have reserved 1.9 million common shares for issuance under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan, of which 318,531 shares are subject to vesting under outstanding restricted stock awards and 1,508,288 shares remain eligible for future issuance. Stock options to purchase an aggregate of 1,260,825 common shares are currently outstanding under the Bravo Development, Inc. Option Plan.

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

Although no preferred shares were outstanding as of December 25, 2011 and although we have no present plans to issue any preferred shares, our articles of incorporation authorize the board of directors to issue up to 5,000,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our board of directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of our company, even if some of our shareholders consider such change of control to be beneficial.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

The following table sets forth our restaurant locations as of December 25, 2011.

Location	Bravo Restaurants	Brio Restaurants	Total Number of Restaurants
Alabama		1	1
Arizona		3	3
Arkansas	1		1
Colorado		2	2
Connecticut		2	2
Delaware		1	1
Florida	2	8	10
Georgia		2	2
Illinois	2	1	3
Indiana	3		3
Iowa	1		1
Kansas	1		1
Kentucky	1	1	2
Louisiana	2		2
Maryland		1	1
Michigan	4	2	6
Missouri	2	2	4
Nevada		2	2
New Jersey		2	2
New Mexico	1		1
New York	1		1
North Carolina	2	2	4
Ohio	11	6	17
Oklahoma	1		1
Pennsylvania	7		7
Tennessee	1		1
Texas		5	5
Utah		1	1
Virginia	2	2	4
Wisconsin	2		2

Total	47	46	93

We own four properties, two in Ohio and one in each of Indiana and Pennsylvania, and operate restaurants on each of these sites. We lease the remaining land and buildings used in our restaurant operations under various long-term operating lease agreements. The initial lease terms range from ten to 20 years. The leases include renewal options for three to 20 additional years. Our leases currently expire between 2012 and 2028. The majority of our leases provide for base (fixed) rent, plus additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. The term of two leases relating to the restaurant locations set forth above are set to expire in 2012, but each may be renewed at our option for an additional five year term expiring in 2017. Our main office, not included in the table above, is also leased and is located at 777 Goodale Boulevard, Suite 100, Columbus, Ohio 43212.

Item 3.   Legal Proceedings.

Occasionally we are a party to various legal actions arising in the ordinary course of our business including claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of March 6, 2012, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations, or cash flows.

Item 4.   Mine Safety Disclosures.

Not applicable.

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

Our common shares have been traded on the NASDAQ Global Market under the symbol “BBRG” since October 21, 2010. Prior to that date there was no public market for our common shares. The following table set forth, for the periods indicated, the high and low price per share of our common shares, as reported by the NASDAQ Global Market:

	High	Low
Fiscal 2011 Quarter Ended
March 27, 2011	$19.86	$14.80
June 26, 2011	$24.06	$15.55
September 25, 2011	$25.16	$14.04
December 25, 2011	$21.32	$14.78
Fiscal 2010 Quarter Ended
December 26, 2010	$20.29	$14.26

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

Holders:

There were approximately 3,000 holders of record of our common shares at March 5, 2012.

Price Performance Graph

The graph below compares the cumulative total shareholder return on $100.00 invested at the opening of the market on October 21, 2010, the date the Company’s common shares were first listed on the NASDAQ Global Market, through and including the market close on December 25, 2011, with the cumulative total return of the same time period on the same amount invested in the NASDAQ Composite® (US) Index and the Nation’s Restaurant News Stock Index. The chart below the graph sets forth the actual numbers depicted on the graph.

	10/21/2010	12/26/2010	3/27/2011	6/26/2011	9/25/2011	12/25/2011
Bravo Brio Restaurant Group, Inc. (BBRG)	$100.00	$129.03	$110.14	$165.03	$104.48	$109.86
NASDAQ Composite® (US) Index	100.00	107.89	111.02	107.37	100.51	105.99
Nation’s Restaurant News Stock Index	100.00	104.84	107.77	114.78	115.99	131.27

Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities

We did not make any sales of unregistered securities of the Company during 2011.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of common shares made during the quarter ended December 25, 2011 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Exchange Act.

Bravo Brio Restaurant Group Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Share Repurchase Authorization	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
9/26/11-10/23/11	—	$—	—	—	—
10/24/11-11/20/11	34,838	18.40	—	—	—
11/21/11-12/25/11	—	—	—	—	—

Total for the Quarter	34,838	$18.40

(1)	Represents shares withheld to cover tax withholding obligations relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved Stock Incentive Plan and available to be granted in future periods.

Item 6.   Selected Financial Data.

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” included elsewhere in this report. The selected historical consolidated financial data as of December 25, 2011 and December 26, 2010 and for the three years in the period ended December 25, 2011 have been derived from consolidated financial statements audited by Deloitte & Touche LLP, an independent registered public accounting firm, included elsewhere in this report. The selected historical consolidated financial data as of December 27, 2009, December 28, 2008 and December 30, 2007 and for the two years in the period ended December 28, 2008 have been derived from our audited consolidated financial statements not included elsewhere in this report.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

	Fiscal Year(1)
Statement of Operations Data	2011	2010	2009	2008	2007
	(Dollars in thousands except per share data)
Revenues	$369,245	$343,025	$311,709	$300,783	$265,374

Costs and Expenses
Cost of sales	98,175	89,456	82,609	84,618	75,340
Labor	124,352	114,468	106,330	102,323	89,663
Operating	56,578	53,331	48,917	47,690	41,567
Occupancy	23,424	22,729	19,636	18,736	16,054
General and administrative expenses	21,234	37,539	17,280	15,271	17,230
Restaurant pre-opening costs	4,803	2,375	3,758	5,434	5,647
Asset impairment charges	2,229	—	6,436	8,506	—
Depreciation and amortization	16,983	16,708	16,088	14,651	12,309

Total costs and expenses	347,778	336,606	301,054	297,229	257,810

Income from operations	21,467	6,419	10,655	3,554	7,564
Loss on extinguishment of debt	—	1,300	—	—	—
Interest expense, net	1,711	6,121	7,119	9,892	11,853

Income (loss) before income tax expense	19,756	(1,002)	3,536	(6,338)	(4,289)
Income tax (benefit) expense	(56,688)	228	135	55,061	(3,503)

Net income (loss)	76,444	(1,230)	3,401	(61,399)	(786)

Undeclared preferred dividends- net of adjustments(2)	—	(3,769)	(11,599)	(10,175)	(8,920)

Net income (loss) attributed to common shareholders	$76,444	$(4,999)	$(8,198)	$(71,574)	$(9,706)

Per Share Data
Net income (loss) attributed to common shareholders —
Basic	$3.96	$(0.54)	$(1.13)	$(9.89)	$(1.34)

Diluted	$3.72	$(0.54)	$(1.13)	$(9.89)	$(1.34)

Weighted average shares outstanding —
Basic	19,322	9,281	7,234	7,234	7,234

Diluted	20,550	9,281	7,234	7,234	7,234

Balance Sheet Data (at the end of the period)
Cash and cash equivalents	10,093	2,460	249	682	740
Working capital (deficit)	(26,280)	(35,334)	(36,156)	(34,320)	(33,110)
Total assets	247,626	163,453	160,842	157,764	195,048
Total debt	32,571	41,000	118,031	125,950	114,136
Total stockholders’ equity (deficiency in assets)	84,584	6,403	(72,690)	(76,091)	(14,692)

(1)	We utilize a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. Each of the above fiscal years has 52 weeks.

(2)	The undeclared preferred dividend total for fiscal 2010 of $10.8 million was offset by an add-back of $7.0 million in the fourth quarter of 2010 related to the exchange of the Company’s Series A preferred stock. The exchange of the Series A preferred stock was completed prior to our initial public offering, using an estimated initial public offering price of $15.00 per share which, based on the total liquidation preference for the Series A preferred stock (including accrued and undeclared dividends thereon) of $105.2 million as of the date of the exchange, resulted in the issuance of 7,015,630 common shares. Because the final initial public offering price was $14.00 per share, the 7,015,630 common shares issued to the preferred shareholders represented only $98.2 million of value, $7.0 million less than the carrying value of the Series A preferred stock as of the date of the exchange. Because the fair value of consideration transferred was less than the carrying amount of the Series A preferred stock, the discount was added back to undeclared preferred dividends in arriving at net income (loss) attributed to common shareholders and is recorded as such on the Consolidated Statements of Operations for fiscal 2010.

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

We calculate these non-GAAP measures by adjusting net income and net income per share for the impact of certain items that are reflected to show a year over year comparison taking into account the assumption that our initial public offering occurred and we became a public company on the first day of 2009, as well as excluding certain non-comparable items. We believe these adjusted measures provide additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will not be affected by certain unusual or non-comparable items. Appling the above assumption, our basic and diluted share counts for this calculation for fiscal 2010 are 19,250,500 shares and 20,600,000, respectively. Actual share counts are used for fiscal 2011.

The following is a reconciliation from net income (loss) and net income (loss) per share to the corresponding adjusted measures:

	Fiscal Year
	2011	2010
Net income (loss) attributed to common shareholders	$76,444	$(4,999)
Impact from:
Management Fees(1)	—	2,402
Incremental Public Company Costs(2)	—	(1,164)
Stock Compensation Expense(3)	—	(1,507)
Interest Expense(4)	—	4,169
Income Tax Expense(5)	(6,289)	(6,399)
Reduction in Valuation Allowance(6)	(57,175)	—
Undeclared Preferred Dividends(7)	—	3,769
Write-off of loan origination fees(8)	—	1,300
Second Offering Fees(9)	600	—
Stock Compensation Expense(10)	—	17,892
Asset Impairment Charges(11)	2,229	—

Modified Pro Forma net income	$15,809	$15,463

	Basic		Diluted
	2011	2010	2011	2010
Net income (loss) per share- with adjusted share counts	$3.96	$(0.26)	$3.72	$(0.24)
Impact from:
Management Fees(1)	—	0.12	—	0.12
Incremental Public Company Costs(2)	—	(0.06)	—	(0.06)
Stock Compensation Expense(3)	—	(0.08)	—	(0.07)
Interest Expense(4)	—	0.22	—	0.20
Income Tax Expense(5)	(0.33)	(0.33)	(0.31)	(0.31)
Reduction in Valuation Allowance(6)	(2.96)	—	(2.78)	—
Undeclared Preferred Dividends(7)	—	0.19	—	0.18
Write-off of loan origination fees(8)	—	0.07	—	0.06
Second Offering Fees(9)	0.03	—	0.03	—
Stock Compensation Expense(10)	—	0.93	—	0.87
Asset Impairment Charges(11)	0.12	—	0.11	—

Modified Pro Forma net income per share	$0.82	$0.80	$0.77	$0.75

1)	Represents management fees and expenses paid to our private equity sponsors which will not be incurred subsequent to our initial public offering.

2)	Represents the estimate, in 2010, of the annual recurring incremental legal, accounting, insurance and other compliance costs we expected to incur as a public company.

3)	Represents the estimate, in 2010, of the annual recurring stock compensation expense related to the restricted shares issued pursuant to the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan which was approved by our board of directors and shareholders in October 2010.

4)	Represents an adjustment to interest expense, in 2010, assuming the receipt of proceeds from our initial public offering and the use of such proceeds to pay down debt at the beginning of fiscal 2009.

5)	Reflects a tax rate of 30.0%, which reflects our estimate of our long-term effective tax rate.

6)	Reflects the reduction of the future portion of our deferred tax asset valuation allowance in the second quarter of 2011 as it was deemed more likely than not that we would utilize our future net deferred tax assets.

7)	Our Series A preferred shares plus cumulative undeclared dividends thereon were converted to common shares pursuant to an exchange agreement executed in connection with our initial public offering in October 2010. This adjustment reflects the add-back of undeclared preferred dividends, net of gain on the conversion that resulted from the actual price of the initial public offering.

8)	Reflects the write-off of the unamortized portion of our loan origination costs, in 2010, related to our previous credit facility.

9)	Reflects the non-recurring costs, incurred by us, associated with the secondary offering of our common shares by certain of our existing shareholders, completed on April 1, 2011. We did not receive any proceeds from this offering.

10)	Represents the one-time non-cash stock compensation charge recorded, in 2010, for existing options to purchase our common shares under the Bravo Development, Inc. Stock Option Plan that became fully vested and exercisable upon consummation of our initial public offering.

11)	Reflects the charges recorded in fiscal 2011 related to the impairment of one restaurant.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and the accompanying notes thereto included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Part I, Item 1A “Risk Factors” of this report.

Overview

We are an owner and operator of two distinct Italian restaurant brands, BRAVO! Cucina Italiana (“BRAVO!”) and BRIO Tuscan Grille (“BRIO”), which includes our one Bon Vie restaurant for purposes of the following discussion. We have positioned our brands as multifaceted culinary destinations that deliver the ambiance, design elements and food quality reminiscent of fine dining restaurants at a value typically offered by casual dining establishments, a combination known as the upscale affordable dining segment. Each of our brands provides its guests with a fine dining experience and value by serving affordable cuisine prepared using fresh flavorful ingredients and authentic Italian cooking methods, combined with attentive service in an attractive, lively atmosphere. We strive to be the best Italian restaurant company in America and are focused on providing our guests an excellent dining experience through consistency of execution.

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

Restaurant Pre-opening Costs.  Restaurant pre-opening costs consist of costs incurred prior to opening a restaurant, including executive chef and manager salaries, relocation costs, recruiting expenses, employee payroll and related training costs for new employees, including rehearsal of service activities. Pre-opening costs also include an accrual for straight-line rent recorded during the period between date of possession and the restaurant opening date for our leased restaurant locations.

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

Net interest expense.  Net interest expense consists primarily of interest on our outstanding indebtedness and the amortization of deferred financing costs.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues:

	Fiscal Year Ended
	December 25 2011	% of Revenue	December 26 2010	% of Revenue	December 27 2009	% of Revenue
	(Dollar in thousands, unless percentage)
Revenues	$369,245	100%	$343,025	100%	$311,709	100%
Costs and Expenses
Cost of sales	98,175	26.6%	89,456	26.1%	82,609	26.5%
Labor	124,352	33.7%	114,468	33.4%	106,330	34.1%
Operating	56,578	15.3%	53,331	15.5%	48,917	15.7%
Occupancy	23,424	6.3%	22,729	6.6%	19,636	6.3%
General and administrative expenses	21,234	5.8%	37,539	10.9%	17,280	5.5%
Restaurant pre-opening costs	4,803	1.3%	2,375	0.7%	3,758	1.2%
Asset impairment charges	2,229	0.6%	—	0.0%	6,436	2.1%
Depreciation and amortization	16,983	4.6%	16,708	4.9%	16,088	5.2%

Total costs and expenses	347,778	94.2%	336,606	98.1%	301,054	96.6%

Income from operations	21,467	5.8%	6,419	1.9%	10,655	3.4%
Loss on extinguishment of debt	—	0.0%	1,300	0.4%	—	0.0%
Interest expense, net	1,711	0.5%	6,121	1.8%	7,119	2.3%

Income (loss) before income taxes	19,756	5.4%	(1,002)	(0.3)%	3,536	1.1%
Income tax (benefit) expense	(56,688)	(15.4)%	228	0.1%	135	0.0%

Net income (loss)	$76,444	20.7%	$(1,230)	(0.4)%	$3,401	1.1%

Certain percentage amounts may not sum due to rounding.

Year Ended December 25, 2011 Compared to Year Ended December 26, 2010

Revenues.  Revenues increased $26.2 million, or 7.6%, to $369.2 million in fiscal 2011, from $343.0 million in fiscal 2010. This increase was driven by $21.8 million in additional revenues related primarily to an additional 251 operating weeks provided by new restaurants opened in 2011 and 2010. Also contributing to this increase was a $4.2 million, or 1.3%, increase in revenues from our comparable restaurants. Higher comparable restaurant revenues were driven by an increase in guest counts of 1.5%, resulting in $4.7 million in additional revenues, partially offset by a $0.04 decrease in average check, resulting in a $0.5 million decrease in revenues.

For our BRAVO! brand, restaurant revenues increased $4.9 million, or 3.1%, to $161.5 million in fiscal 2011 as compared to $156.6 million in fiscal 2010. Comparable revenues for the BRAVO! brand restaurants increased 0.1%, or $0.2 million, to $147.0 million in fiscal 2011. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $4.7 million to $14.5 million in fiscal 2011 due to an additional 53 operating weeks for restaurants in the brand. At December 25, 2011, there were 44 BRAVO! restaurants included in the comparable restaurant base and three BRAVO! restaurants not included in the comparable restaurant base.

For our BRIO brand, restaurant revenues increased $21.1 million, or 11.3%, to $207.1 million in fiscal 2011 as compared to $186.0 million in fiscal 2010. Comparable revenues for the BRIO brand restaurants increased 2.3%, or $4.0 million, to $178.1 million in fiscal 2011, mainly related to an increase in guest counts. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $17.1 million to $29.0 million in fiscal 2011 due to an additional 198 operating weeks for restaurants in the brand. At December 25, 2011, there were 37 BRIO restaurants included in the comparable restaurant base and nine BRIO restaurants not included in the comparable restaurant base.

Cost of Sales.  Cost of sales increased $8.7 million, or 9.7%, to $98.2 million in fiscal 2011, from $89.5 million in fiscal 2010. The increase in total dollars is due to the increase in revenues in 2011 for existing restaurants, the additional restaurants opened in 2011 and 2010 and a commodity cost increase in 2011 over 2010. Food costs increased 0.7% as a percentage of revenues and increased by $8.1 million in total dollars for 2011 as compared to 2010. Beverage costs decreased 0.2% as a percentage of revenues but increased in total dollars by $0.6 million in 2011 as compared to 2010. As a percentage of revenues, cost of sales increased to 26.6% in 2011, from 26.1% in 2010. This was due to the increase in commodity costs in 2011 as compared to 2010 primarily related to meat, produce and grocery products.

Labor Costs.  Labor costs increased $9.9 million, or 8.6%, to $124.4 million in fiscal 2011, from $114.5 million in fiscal 2010. This increase was primarily a result of approximately $8.2 million of additional labor and benefits costs incurred from new restaurants opened during 2011 and 2010. As a percentage of revenues, labor costs increased to 33.7% in 2011, from 33.4% in 2010, primarily as a result of increased staffing associated with new 2011 restaurants.

Operating Costs.  Operating costs increased $3.3 million, or 6.1%, to $56.6 million in 2011, from $53.3 million in 2010. This increase was driven by an additional 251 operating weeks due to restaurant openings in 2011 and 2010. As a percentage of revenues, operating costs decreased to 15.3% in 2011, compared to 15.5% in 2010. The decrease was primarily due to lower advertising and utility costs as a percentage of revenues in 2011 as compared to 2010.

Occupancy Costs.  Occupancy costs increased $0.7 million, or 3.1%, to $23.4 million in fiscal 2011, from $22.7 million in fiscal 2010. The increase in occupancy costs in total dollars was primarily due to the additional restaurants opened in 2011 and 2010. As a percentage of revenues, occupancy costs decreased to 6.3% in 2011, from 6.6% in 2010. The decrease as a percentage of revenues is due to lower rent and the impact of positive sales leverage due to increased comparable revenues.

General and Administrative.  General and administrative costs decreased $16.3 million, or 43.4%, to $21.2 million in fiscal 2011, from $37.5 million in fiscal 2010. As a percentage of revenues, general and administrative expenses decreased to 5.8% in 2011, from 10.9% in 2010. The decrease in both total dollars and percentage of revenues is primarily related to the one-time non-cash stock compensation charge of $17.9 million recorded in connection with our initial public offering and a non-recurring charge of $2.3 million in management fees incurred in connection with the management agreements with our private equity sponsors throughout 2010. The 2010 stock compensation and management fee charges were partially offset by 2011 charges of $1.7 million in stock compensation costs record in connection with the Stock Incentive Plan, $1.2 million in additional public company related professional fees and $0.6 million in expense related to the Company’s secondary offering completed in April 2011.

Restaurant Pre-opening Costs.  Pre-opening costs increased by $2.4 million to $4.8 million in 2011, from $2.4 million in 2010. As a percentage of revenues, pre-opening costs increased to 1.3% in 2011, from 0.7% in 2010. The increase in pre-opening costs was due to the impact of opening eight new restaurants and having five additional restaurants under construction at year end 2011 compared to five new restaurants opened and two additional restaurants under construction at year end 2010.

Depreciation and Amortization.  Depreciation and amortization costs increased $0.3 million, or 1.6%, to $17.0 million in fiscal 2011, from $16.7 million in fiscal 2010. As a percentage of revenues, depreciation and amortization expenses decreased to 4.6% in 2011 from 4.9% in 2010. The increase in total dollars is primarily due to depreciation for new restaurants opened in 2011 and 2010 as well as capital additions to our existing restaurants.

Impairment.  We review long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Based upon our analysis, we incurred a non-cash impairment charge in 2011 of $2.2 million related to one restaurant. The Company did not incur an impairment charge in 2010.

Loss on extinguishment of debt.  In October 2010, in connection with our initial public offering, we repaid all our then outstanding indebtedness under our former senior credit facilities and entered into new senior credit facilities. In connection with this repayment of previously outstanding indebtedness, the Company wrote-off $1.3 million in unamortized loan origination fees. There were no such charges incurred in 2011.

Net Interest Expense.  Net interest expense decreased $4.4 million, or 72.0%, to $1.7 million in 2011, from $6.1 million in 2010. The decrease was due to the pay down of debt in conjunction with our initial public offering and the resulting lower average balances in fiscal 2011 as well as lower average interest rates during 2011.

Income Taxes.  Income taxes decreased $56.9 million to an income tax benefit of $56.7 million in 2011, from income tax expense of $0.2 million in 2010. During 2011, it was deemed more likely than not that the Company would realize the deferred tax assets due to its historical profitability trends. As a result, the Company eliminated the valuation allowance previously provided against net deferred tax assets. The Company recorded a $62.8 million income tax benefit, for federal and state combined, reflecting the reduction of the full valuation allowance throughout 2011. For fiscal year 2011, this tax benefit was offset by income tax expense of $6.1 million.

Non-GAAP Net Income.  Modified Pro Forma net income and modified Pro Forma earnings per share are supplemental measures of our performance that are not required or presented in accordance with GAAP. We calculate non-GAAP measures by adjusting net income (loss) and net income (loss) per share for the impact of certain items that are reflected to show a year over year comparison taking into account the assumption that our initial public offering occurred and we became a public company on the first day of 2009, as well as excluding certain non-comparable items to facilitate the comparison of our past and present financial results. Modified Pro Forma net income for fiscal 2011 and 2010 was $15.8 million and $15.5 million, respectively. This increase is primarily the result of the 1.3% increase in comparable revenues in 2011, partially offset by restaurant level costs that were 30 basis points higher as a percentage of revenues and higher pre-opening costs in 2011 over 2010. A full reconciliation from GAAP net income and GAAP earnings per share to Modified Pro Forma net income and Modified Pro Forma earnings per share, respectively, for fiscal 2011 and fiscal 2010 can be found at Part II, Item 6 of this report, “Selected Financial Data”.

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

Cost of Sales.  Cost of sales increased $6.9 million, or 8.3%, to $89.5 million in fiscal 2010, from $82.6 million in fiscal 2009. Food costs decreased 0.4% as a percentage of revenues but increased by $5.3 million in total dollars for 2010 as compared to 2009. Beverage costs remained flat as a percentage of revenues but increased in total dollars by $1.5 million in 2010 as compared to 2009. As a percentage of revenues, cost of sales declined to 26.1% in 2010, from 26.5% in 2009. The improvement in gross margin, as a percentage of revenue, was primarily a result of lower commodity costs for our poultry, meat and produce in 2010 as compared to 2009.

Labor Costs.  Labor costs increased $8.2 million, or 7.7%, to $114.5 million in fiscal 2010, from $106.3 million in fiscal 2009. This increase was a result of approximately $8.1 million of additional labor and benefits costs incurred from new restaurants opened during 2009 and 2010 associated with the restaurant openings. As a percentage of revenues, labor costs decreased to 33.4% in 2010, from 34.1% in 2009, primarily as a result of lower management salaries due to a decrease in average management headcount per unit as well as the impact of positive comparable restaurant sales in 2010 as compared to 2009.

Operating Costs.  Operating costs increased $4.4 million, or 9.0%, to $53.3 million in 2010, from $48.9 million in 2009. This increase was driven by an additional 299 operating weeks due to restaurant openings in 2010 and 2009. As a percentage of revenues, operating costs decreased to 15.5% in 2010, compared to 15.7% in 2009. The decrease was primarily due to lower restaurant supplies costs incurred as a percentage of revenues.

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

General and Administrative.  General and administrative costs increased $20.3 million, or 117.2%, to $37.5 million in fiscal 2010, from $17.3 million in fiscal 2009. As a percentage of revenues, general and administrative expenses increased to 10.9% in 2010, from 5.5% in 2009. The increase in total dollars and percentage of revenue is primarily related to a one-time non-cash stock compensation charge of $17.9 million related to the modification and acceleration of the existing options to purchase our common shares that became fully vested and exercisable upon consummation of our initial public offering and a non-recurring charge of $1.0 million in management fees incurred in connection with the termination of our management agreements with our private equity sponsors. Additionally, the Company has accrued $0.5 million in additional bonus expense in 2010 as compared to 2009, incurred a $0.3 million non-cash stock compensation charge related to the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan in 2010 and recorded a benefit of $0.3 million related to a gain on sale during 2009.

Restaurant Pre-opening Costs.  Pre-opening costs decreased by $1.4 million, or 36.8%, to $2.4 million in 2010, from $3.8 million in 2009. As a percentage of revenues, pre-opening costs decreased to 0.7% in 2010, from 1.2% in 2009. The decrease in pre-opening costs was due to the impact of opening five new restaurants in 2010 compared to seven new restaurants in 2009.

Depreciation and Amortization.  Depreciation and amortization costs increased $0.6 million, or 3.9%, to $16.7 million in fiscal 2010, from $16.1 million in fiscal 2009. As a percentage of revenues, depreciation and amortization expenses decreased to 4.9% in 2010 from 5.2% in 2009. This decrease as a percentage of revenues is related to the lower depreciation on fixed assets located in restaurants that were deemed to be impaired in 2009.

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

Liquidity

Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of December 25, 2011, we had approximately $10.1 million in cash and cash equivalents and approximately $36.8 million of availability under our senior revolving credit facility (after giving effect to $3.2 million of outstanding letters of credit at December 25, 2011). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.

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

The following table presents a summary of our cash flows for the years ended December 25, 2011, December 26, 2010 and December 27, 2009.

	Year Ended,
	December 25, 2011	December 26, 2010	December 27, 2009
	(in thousands)
Net cash provided by operating activities	$51,598	$37,682	$33,782
Net cash used in investing activities	(35,542)	(18,691)	(24,957)
Net cash used in financing activities	(8,423)	(16,780)	(9,258)

Net increase (decrease) in cash and cash equivalents	7,633	2,211	(433)
Cash and cash equivalents at beginning of year	2,460	249	682

Cash and cash equivalents at end of year	$10,093	$2,460	$249

Year Ended December 25, 2011 Compared to Year Ended December 26, 2010

Operating Activities.  Net cash provided by operating activities was $51.6 million in 2011, compared to $37.7 million in 2010. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and credit cards and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities in 2011 compared to 2010 was primarily due to an increase in cash receipts in excess of cash expenditures from the prior year. Cash receipts in 2011 and 2010 were $370.6 million and $343.8 million, respectively. Cash expenditures during 2011 and 2010 were $332.9 million and $310.6 million, respectively. The increase in net cash is also attributable to an increase in cash received from lease incentives of $5.5 million in 2011 above cash received from lease incentives in 2010 and an increase in the payable accounts of $3.4 million due to the timing of payments related to our holiday schedule at year end in 2011 as compared to 2010.

Investing Activities.  Net cash used in investing activities was $35.5 million in 2011, compared to $18.7 million in 2010. We used cash primarily to purchase property and equipment related to our restaurant expansion plans. The increase in spending is related to the timing of restaurant openings, as well as the number of restaurants that were opened during 2011 versus 2010. During 2011, we opened eight restaurants and had five additional restaurants under construction at year end, while in 2010 we opened five restaurants and two others were under construction at year end.

Financing Activities.  Net cash used in financing activities was $8.4 million in 2011, compared to $16.8 million in 2010. In 2011 we repaid $8.4 million in debt and had no borrowings while in 2010, we paid down $77.1 million in debt, primarily in connection with the repayment in full of our then-outstanding loans under our former senior credit facilities and our then-outstanding 13.25% senior subordinated secured notes through the proceeds of our initial public offering and borrowings under our senior credit facilities.

Year Ended December 26, 2010 Compared to Year Ended December 27, 2009

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

Financing Activities.  Net cash used in financing activities was $16.8 million in 2010, compared to $9.3 million in 2009. The primary driver of this increase was the pay down of debt in 2010. In 2010, we paid down $77.1 million in debt, primarily in connection with the repayment in full of our then-outstanding loans under our former senior credit facilities and our then-outstanding 13.25% senior subordinated secured notes through the proceeds of our initial public offering and borrowings under our senior credit facilities, as compared to the pay down of debt in the amount of $9.3 million in 2009.

As of December 25, 2011, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Capital Resources

Future Capital Requirements.  Our capital requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurants. Our real estate development program is dependent upon many factors, including economic conditions, real estate markets, site locations and nature of lease agreements. Our capital expenditures also include costs for maintenance and capacity additions in our existing restaurants as well as information technology and other general corporate capital expenditures.

We anticipate that each new restaurant will, on average, require a total cash investment of $1.5 million to $2.5 million (net of estimated lease incentives). We expect to spend approximately $0.4 to $0.5 million per restaurant for cash pre-opening costs. The projected cash investment per restaurant is based on historical averages.

We currently estimate capital expenditures, net of lease incentives, for 2012 to be in the range of approximately $24.0 to $26.0 million, primarily related to the planned opening of nine new restaurants in 2012, early 2013 openings and normal maintenance related capital expenditures related to our existing restaurants. In conjunction with these restaurant openings, we anticipate spending approximately $4.5 million to $5.0 million in pre-opening costs in 2012; which will be a 53-week year.

Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $26.3 million at December 25, 2011, compared to a net working capital deficit of $35.3 million at December 26, 2010.

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

In connection with our initial public offering, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our senior credit facilities also require us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At December 25, 2011, the Company was in compliance with its applicable financial covenants. Additionally, our senior credit facilities contain negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.

Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR are payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest shall be payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of December 25, 2011, we had an outstanding principal balance of approximately $32.6 million on our term loan facility and no outstanding balance on our revolving credit facility.

Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that the cash flow from operating activities as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs over the same period.

Off-Balance Sheet Arrangements

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 25, 2011, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

Significant Accounting Policies

Pre-opening Costs.  Restaurant pre-opening costs consist primarily of wages and salaries, recruiting, meals, training, travel and lodging. Pre-opening costs include an accrual for straight-line rent recorded during the period between the date of possession and the restaurant opening date for the Company’s leased restaurant locations. We expense all such costs as incurred. These costs will vary depending on the number of restaurants under development in a reporting period.

Property and Equipment.  Property and equipment are recorded at cost. Equipment consists primarily of restaurant equipment, furniture, fixtures and small wares. Depreciation is calculated using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including option periods, which are reasonably assured of renewal, or the estimated useful life of the asset. The useful life of property and equipment involves judgment by management, which may produce materially different amounts of depreciation expense than if different assumptions were used. Property and equipment costs may fluctuate based on the number of new restaurants under development or opened, as well as any additional capital projects that are completed in a given period.

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

Impairment of Long-Lived Assets and Intangible Assets.  We review long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for future performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria. Negative restaurant-level cash flow over the previous 12-month period is considered a potential impairment indicator. In such situations, we evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment.

Based on this analysis, if we believe that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds fair value. In performing our impairment testing, we forecast our future undiscounted cash flows by looking at recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to predict future undiscounted cash flows. We compare this cash flow forecast to the assets carrying value at the restaurant. If the predicted future undiscounted cash flow does not exceed the assets carrying value, we impair the assets related to that restaurant as indicated above. In 2011, we incurred an asset impairment charge of approximately $2.2 million related to the performance of one of our BRAVO! locations.

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

Commitments and Contingencies

The following table summarizes contractual obligations at December 25, 2011 on an actual basis.

Contractual Obligations	Total	2012	2013-2014	2015-2016	After 2016
	(In thousands)
Term loan facility(1)	$32,571	$1,714	$6,858	$23,999	$—
Interest	3,713	1,079	1,994	640	—
Operating leases	300,536	22,829	46,412	47,347	183,948
Construction purchase obligations	1,979	1,979	—	—	—

Total contractual cash obligations	$338,799	$27,601	$55,264	$71,986	$183,948

(1)	Our $45.0 million term loan facility will be paid off over the next four years with the outstanding balance due in 2015.

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

Many of our restaurant staff members are paid hourly rates related to the federal minimum wage. Since 2008, numerous state and local governments increased the minimum wage within their jurisdictions, with further state minimum wage increases going into effect each year. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

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

Recently Adopted Accounting Pronouncements

We reviewed all newly issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our financial statements as a result of future adoption.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are subject to interest rate risk in connection with our long term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our senior credit facilities, which are payable at variable rates. We currently have approximately $32.6 million of borrowings under our term loan facility. Each eighth point change in interest rates on the variable rate portion of indebtedness under our senior credit facilities would result in annual changes of approximately $41,000 in our interest expense.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2011 based on the criteria in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2011.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting, as stated in its report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter ended December 25, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 25, 2011.

The Company has adopted a written code of business conduct and ethics, to be known as our code of conduct, which applies to our chief executive officer, our chief financial and accounting officer and all persons providing similar functions. Our code of conduct is available on our Internet website, www.bbrg.com. Our code of conduct may also be obtained by contacting investor relations at (614) 326-7944. Any amendments to our code of conduct or waivers from the provisions of the code for our chief executive officer, our chief financial and accounting officer will be disclosed on our Internet website promptly following the date of such amendment or waiver and the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Item 11.   Executive Compensation.

The information required by this Item 11 is incorporated herein by reference from the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the Proxy Statement.

Equity Compensation Plan Information

Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 25, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders:
Bravo Development, Inc. Option Plan	1,260,825	1.44	—
Bravo Brio Restaurant Group, Inc. Stock Incentive Plan	—	—	1,508,288
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

Part IV

Item 15.   Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements appearing on page 51 of this report.

2.	Financial statement schedules: None.

3.	Exhibits: See Exhibit Index appearing on page 70 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bravo Brio Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheets of Bravo Brio Restaurant Group, Inc. and subsidiaries (the “Company”) as of December 25, 2011 and December 26, 2010, and the related consolidated statements of operations, stockholders’ equity (deficiency in assets), and cash flows for each of the three years in the period ended December 25, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bravo Brio Restaurant Group, Inc. and subsidiaries at December 25, 2011 and December 26, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 25, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Columbus, Ohio

March 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bravo Brio Restaurant Group, Inc.

We have audited the internal control over financial reporting of Bravo Brio Restaurant Group, Inc. and subsidiaries (the “Company”) as of December 25, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 25, 2011 of the Company and our report dated March, 6, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Columbus Ohio

March 6, 2012

BRAVO BRIO RESTAURANT GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 25, 2011 AND DECEMBER 26, 2010

	2011	2010
	(Dollars in thousands, except par values)
Assets
Current assets
Cash and cash equivalents	$10,093	$2,460
Accounts receivable	6,403	4,754
Tenant improvement allowance receivable	1,219	632
Inventories	2,767	2,415
Deferred income taxes	2,328	—
Prepaid expenses and other current assets	2,367	2,229

Total current assets	25,177	12,490
Property and equipment, net	163,208	147,621
Deferred income taxes, net	55,811	—
Other assets, net	3,430	3,342

Total assets	$247,626	$163,453

Liabilities and Stockholders’ Equity
Current liabilities
Trade and construction payables	$13,058	$9,920
Accrued expenses	20,183	21,150
Current portion of long-term debt	1,714	2,050
Deferred lease incentives	5,639	4,979
Deferred gift card revenue	10,863	9,725

Total current liabilities	51,457	47,824

Deferred lease incentives	62,565	54,594
Long-term debt	30,857	38,950
Other long-term liabilities	18,163	15,682
Commitments and contingencies (Note 12)
Stockholders’ equity
Common shares, no par value, per share — authorized, 100,000,000 shares:
issued and outstanding, 19,476,559 shares at December 25, 2011; and issued and outstanding, 19,250,500 shares at December 26, 2010;	193,034	191,297
Preferred shares, no par value, per share — authorized, 5,000,000 shares; issued and outstanding, 0 shares at December 25, 2011 and December 26, 2010	—	—
Retained deficit	(108,450)	(184,894)

Total stockholders’ equity	84,584	6,403

Total liabilities and stockholders’ equity	$247,626	$163,453

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED DECEMBER 25, 2011, DECEMBER 26, 2010, AND

DECEMBER 27, 2009

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2011	2010	2009
	(Dollars and shares in thousands, except per share data)
Revenues	$369,245	$343,025	$311,709
Costs and expenses
Cost of sales	98,175	89,456	82,609
Labor	124,352	114,468	106,330
Operating	56,578	53,331	48,917
Occupancy	23,424	22,729	19,636
General and administrative expenses	21,234	37,539	17,280
Restaurant pre-opening costs	4,803	2,375	3,758
Asset impairment charges	2,229	—	6,436
Depreciation and amortization	16,983	16,708	16,088

Total costs and expenses	347,778	336,606	301,054

Income from operations	21,467	6,419	10,655
Loss on extinguishment of debt	—	1,300	—
Interest expense, net	1,711	6,121	7,119

Income (loss) before income taxes	19,756	(1,002)	3,536
Income tax (benefit) expense	(56,688)	228	135

Net income (loss)	$76,444	$(1,230)	$3,401

Undeclared preferred dividends, net of adjustment — (Note 1)	—	(3,769)	(11,599)

Net income (loss) attributed to common shareholders	$76,444	$(4,999)	$(8,198)

Net income (loss) per share — basic	$3.96	$(0.54)	$(1.13)

Net income (loss) per share — diluted	$3.72	$(0.54)	$(1.13)

Weighted average shares outstanding — basic	19,322	9,281	7,234

Weighted average shares outstanding — diluted	20,550	9,281	7,234

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

FOR THE FISCAL YEARS ENDED DECEMBER 25, 2011, DECEMBER 26, 2010, AND

DECEMBER 27, 2009

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Deficit	Treasury Stock		Stockholders’ Equity (Deficiency in Assets)
	Shares	Amount	Shares	Amount			Shares	Amount
	(Dollars in thousands)
Balance — December 28, 2008	7,234,370	$1	59,500	$1	$110,972	$(187,065)	—	$—	$(76,091)
Net income	—	—	—	—	—	3,401	—	—	3,401
Purchase of treasury shares	—	—	—	—	—	—	(1,217)	(184)	(184)
Sale of treasury shares	—	—	—	—	—	—	1,217	184	184

Balance — December 27, 2009	7,234,370	$1	59,500	$1	$110,972	$(183,664)	—	$—	$(72,690)

Net loss	—	—	—	—	—	(1,230)	—	—	(1,230)
Share-based compensation costs	—	18,177	—	—	—	—	—	—	18,177
Exchange of common and preferred stock, to common shares, no par value per share	7,015,630	110,973	(59,500)	(1)	(110,972)	—	—	—	—
Issuance of common stock for initial public offering, net of fees and issuance costs	5,000,000	62,138	—	—	—	—	—	—	62,138
Issuance of restricted shares	500	8	—	—	—	—	—	—	8

Balance — December 26, 2010	19,250,500	$191,297	—	$—	$—	$(184,894)	—	$—	$6,403

Net income	—	—	—	—	—	76,444	—	—	76,444
Share-based compensation costs	—	1,731	—	—	—	—	—	—	1,731
Proceeds from the exercise of stock options	153,378	213	—	—	—	—	—	—	213
Issuance of restricted shares	107,519	—	—	—	—	—	—	—	—
Shares withheld from restricted stock vesting for minimum tax withholdings	(34,838)	(641)	—	—	—	—	—	—	(641)
Excess tax benefit from share based payments	—	434	—	—	—	—	—	—	434

Balance — December 25, 2011	19,476,559	$193,034	—	$—	$—	$(108,450)	—	$—	$84,584

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED DECEMBER 25, 2011, DECEMBER 26, 2010, AND

DECEMBER 27, 2009

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2011	2010	2009
	(Dollars in thousands)
Cash flow provided by operating activities:
Net income (loss)	$76,444	$(1,230)	$3,401
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (excluding deferred lease incentives)	17,350	16,768	16,088
Loss (gain) on disposals of property and equipment	562	235	(236)
Write-off of unamortized loan origination fees	—	1,300	—
Impairment of assets	2,229	—	6,436
Amortization of deferred lease incentives	(5,700)	(4,734)	(5,016)
Stock compensation costs	1,731	18,185
Interest incurred but not yet paid	—	114	1,340
Deferred income taxes	(58,139)	—	—
Changes in certain assets and liabilities:
Accounts and tenant improvement receivables	(2,236)	2,583	(452)
Inventories	(352)	(212)	(213)
Prepaid expenses and other current assets	(138)	(180)	9
Trade and construction payables	3,378	(3,095)	(1,805)
Deferred lease incentives	14,331	6,572	10,771
Deferred gift card revenue	1,138	755	431
Other accrued liabilities	(967)	(508)	(545)
Other — net	1,967	1,129	3,573

Net cash provided by operating activities	51,598	37,682	33,782

Cash flow used in investing activities:
Purchase of property and equipment	(35,542)	(18,695)	(25,708)
Proceeds from sale of property and equipment	—	4	500
Restricted cash	—	—	251

Net cash used in investing activities	(35,542)	(18,691)	(24,957)

Cash flow used in financing activities:
Proceeds from long-term debt	—	80,550	103,450
Payments on long-term debt	(8,429)	(152,811)	(112,708)
Payment of paid-in-kind interest	—	(4,884)	—
Proceeds from common share issuance, net of underwriter fees	—	65,100	—
Cost incurred in connection with the common share issuance	—	(2,962)	—
Proceeds from the exercise of stock options	213	—	—
Excess tax benefit from share based payments	434	—	—
Shares withheld from restricted stock vesting for minimum tax withholdings	(641)	—	—
Proceeds from sale of stock	—	—	184
Repurchase of stock	—	—	(184)
Loan origination fees related to new credit facility	—	(1,773)	—

Net cash used in financing activities	(8,423)	(16,780)	(9,258)

Net increase (decrease) in cash equivalents:	7,633	2,211	(433)
Cash and equivalents — beginning of year	2,460	249	682

Cash and equivalents — end of year	$10,093	$2,460	$249

Supplemental disclosures of cash flow information:
Interest paid — net of $0, $70 and $454 capitalized in 2011, 2010 and 2009, respectively	$1,398	$6,362	$7,030
Income taxes paid, net	$1,240	$165	$300
Property additions financed by trade and construction payables	$1,979	$1,742	$994

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — As of December 25, 2011, Bravo Brio Restaurant Group, Inc. (the “Company”) owned and operated 93 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio® Tuscan Grille,” and “Bon Vie®.” Of the 93 restaurants the Company operates, there are 47 Bravo! Cucina Italiana® restaurants, 45 Brio® Tuscan Grille restaurants, and one Bon Vie® restaurant in operation in 30 states throughout the United States of America.

Fiscal Year End — The Company utilizes a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009 each have 52 weeks.

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

Pursuant to an exchange agreement among the Company and each of its shareholders, the Company completed an exchange (the “Exchange”) of each share of the Company’s common stock outstanding prior to the completion of the IPO on October 26, 2010 for approximately 6.9 new common shares of the Company. All issued and outstanding common shares and per share amounts, as well as options to purchase shares under the Bravo Development Inc. Option Plan (the “2006 Plan”), contained in the financial statements have been retroactively adjusted to reflect the Exchange. After completion of the Exchange, the Company had 7,234,370 common shares and 1,767,754 options to purchase common shares outstanding. In connection with the IPO, the Company increased its authorized common shares from 3,000,000 shares of common stock, $0.001 par value per share, up to 100,000,000 common shares, no par value per share.

The undeclared preferred dividend total for fiscal 2010 of $10.8 million was offset by an add back of $7.0 million in the fourth quarter of 2010 related to the exchange of the Company’s Series A preferred stock. The exchange of the Series A preferred stock was completed prior to the Company’s IPO, using an estimated initial public offering price of $15.00 per share which, based on the total liquidation preference for the Series A preferred stock (including accrued and undeclared dividends thereon) of $105.2 million as of the date of the exchange, resulted in the issuance of 7,015,630 common shares. Because the final initial public offering price was $14.00 per share, the 7,015,630 common shares issued to the preferred shareholders represented only $98.2 million of value, $7.0 million less than the carrying value of the Series A preferred stock as of the date of the exchange. Because the fair value of consideration transferred was less than the carrying amount of the Series A preferred stock, the discount was added back to undeclared preferred dividends in arriving at net income (loss) attributed to common shareholders and is recorded as such on the Consolidated Statements of Operations for fiscal 2010. In connection with the IPO, the Company has authorized the issuance of up to 5,000,000 preferred shares, no par value per share.

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

On October 6, 2010, the board of directors approved and on October 18, 2010 the Company’s shareholders approved, the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan became effective upon the completion of the IPO on October 26, 2010. Pursuant to this plan, 1.9 million common shares of the Company have been reserved for award under the Stock Incentive Plan. In connection with the adoption of the Stock Incentive Plan, the board of directors terminated the 2006 Plan effective October 26, 2010, and no further awards will be granted under the 2006 Plan. However, the termination of the 2006 Plan will not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan will continue to govern outstanding awards granted under the 2006 Plan. As of December 25, 2011, the Company has granted 456,800 shares of restricted stock to its employees under the Stock Incentive Plan. These shares will vest, subject to certain exceptions, over a four year period.

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

Pre-opening Costs — Restaurant pre-opening costs consist primarily of wages and salaries, recruiting, meals, training, travel and lodging. Pre-opening costs include an accrual for straight-line rent recorded during the period between the date of possession and the restaurant opening date for the Company’s leased restaurant locations. The Company expenses all such costs as incurred. These costs will vary depending on the number of restaurants under development in a reporting period.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Equipment consists primarily of restaurant equipment, furniture, fixtures and small wares. Depreciation is calculated using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including option periods which are reasonably assured of renewal or the estimated useful life of the asset. The useful life of property and equipment involves judgment by management, which may produce materially different amounts of depreciation expense than if different assumptions were used. Property and equipment costs may fluctuate based on the number of new restaurants under development or opened, as well as any additional capital projects that are completed in a given period. The Company incurred depreciation expense of $16.9 million, $16.1 million and $15.3 million for the years ended December 25, 2011, December 26, 2010 and December 27, 2009, respectively.

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

Leasehold improvements financed by the landlord through tenant improvement allowances are capitalized as leasehold improvements with the tenant improvement allowances recorded as deferred lease incentives. Deferred lease incentives are amortized on a straight-line basis over the lesser of the life of the asset or the lease term, including option periods which in the judgment of management are reasonably assured of renewal (same lease term that is used for related leasehold improvements) and are recorded as a reduction of occupancy expense. As part of the initial lease terms, the Company negotiates with its landlords to secure these tenant improvement allowances.

Other Assets — Other assets include liquor licenses, trademarks, and loan costs and are stated at cost, less amortization, if any. The trademarks are used in the advertising and marketing of the restaurants and are widely recognized and accepted by consumers.

Impairment of Long-Lived Assets — The Company reviews long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Negative restaurant-level cash flow over the previous 12-month period is considered a potential impairment indicator. In such situations, the Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Based on this analysis, if the Company believes that the carrying amount of the assets is not recoverable, an impairment charge is recognized based upon the amount by which the assets’ carrying value exceeds fair value.

The Company recognized an asset impairment charge of approximately $2.2 million in fiscal 2011 related to one restaurant, no impairment charge in fiscal 2010 and a $6.4 million impairment charge in 2009 related to three restaurants, for leasehold improvements, fixtures and equipment for the impacted sites.

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

Estimated Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, receivables, trade and construction payables, and accrued liabilities at December 25, 2011 and December 26, 2010, approximate their fair value due to the short-term maturities of these financial instruments. The carrying amount of the long-term debt under the revolving credit facility and variable rate notes and loan agreements approximate the fair values at December 25, 2011 and December 26, 2010 due to short term maturities of the underlying LIBOR agreements.

Revenue Recognition — Revenue from restaurant operations is recognized upon payment by the customer at the time of sale. Revenues are reflected net of sales tax and certain discounts and allowances.

The Company records a liability upon the sale of gift cards and recognizes revenue upon redemption by the customer. Revenue is recognized on unredeemed gift cards (breakage) based upon historical redemption patterns when the Company determines the likelihood of redemption of the gift card by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction. Breakage is reported within revenues in the consolidated statements of operations. For the fiscal years ended 2011, 2010 and 2009 the Company recorded gift card breakage of an immaterial amount.

Advertising — The Company expenses the cost of advertising (including production costs) the first time the advertising takes place. Advertising expense was $3.1 million, $3.1 million, and $2.8 million for 2011, 2010, and 2009, respectively.

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

Derivative Instruments — The Company accounts for all derivative instruments at fair value. Changes in the fair value (i.e., gains or losses) of the Company’s interest rate swap derivative are recorded each period in the consolidated statement of operations as a component of interest expense. The Company’s prior interest rate swap derivative expired in August of 2009.

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

In 2011, the Company reduced the valuation allowance, for federal and state taxes, previously provided against its net deferred tax assets by $62.8 million as the Company deemed it more likely than not the existing net deferred tax assets and tax credits would be realized (See Note 11).

Stock-Based Compensation — The Company maintains equity compensation incentive plans including nonqualified stock options and restricted stock grants. Options are granted with exercise prices equal to the fair value of the Company’s common shares at the date of grant. Restricted stock is recorded at the fair value of the Company’s shares on the average of the high and low on the date immediately preceding the grant. The cost of employee service is recognized as a compensation expense over the period that an employee provides service in exchange for the award, also known as the vesting period. The options which were modified in October 2010 became exercisable in October 2010 upon completion of the IPO and therefore all of the compensation cost related to these options was recorded in the fourth quarter of 2010. Additionally, following the completion of the IPO, the Company granted shares of restricted stock to its employees. The related compensation cost is being recorded over the four year vesting period of the restricted stock (See Note 10).

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

Recently Adopted Accounting Pronouncements — The Company reviewed all newly issued accounting pronouncements and concluded that they either are not applicable to its operations or that no material effect is expected on its financial statements as a result of future adoption.

2.   EARNINGS PER SHARE

Basic earnings per common share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed similarly, but include the effect of the assumed exercise of dilutive stock options, if any, and vesting of restricted stock under the treasury stock method.

The computations of basic and diluted earnings per common share for 2011, 2010 and 2009 are as follows:

	Fiscal Years
	2011	2010	2009
	(Dollars in thousands, except per share data)
Net income (loss) attributed to common shareholders	$76,444	$(4,999)	$(8,198)
Weighted average common shares outstanding	19,322	9,281	7,234
Effect of dilutive securities:
Stock options	1,141	—	—
Restricted stock	87	—	—
Weighted average common and potentially issuable common shares outstanding — diluted	20,550	9,281	7,234
Basic net income (loss) per common share	$3.96	$(0.54)	$(1.13)
Diluted net income (loss) per common share	$3.72	$(0.54)	$(1.13)

All 1,260,825 options and 318,531 unvested shares of restricted stock at December 25, 2011 were included in the diluted share count for 2011. All 1,414,203 options and 449,300 unvested shares of restricted stock at December 26, 2010 were anti dilutive and were not included in the diluted share count due to the net loss incurred during 2010. 1,776,727 options at December 27, 2009, which constituted all of the options and unvested shares of restricted stock outstanding at that date, were not included in diluted earnings per share as they were not yet deemed probable to become exercisable.

3.   PROPERTY AND EQUIPMENT

The major classes of property and equipment at December 25, 2011 and December 26, 2010 are summarized as follows (in thousands):

	2011	2010
Land and buildings	$6,246	$5,575
Leasehold improvements	151,680	134,665
Equipment and fixtures	90,188	82,704
Construction in progress	10,736	5,179
Deposits on equipment orders	899	945

Total	259,749	229,068
Less accumulated depreciation and amortization	(96,541)	(81,447)

Property and equipment, net	$163,208	$147,621

4.   OTHER ASSETS

The major classes of other assets at December 25, 2011 and December 26, 2010 are summarized as follows (in thousands):

	2011	2010
Loan origination fees	$1,876	$1,773
Liquor licenses	1,683	1,442
Trademarks	165	142
Deposits	312	166

Other assets — at cost	4,036	3,523

Less accumulated amortization	(606)	(181)

Other assets — net	$3,430	$3,342

5.   LONG-TERM DEBT

Long-term debt at December 25, 2011 and December 26, 2010 consisted of the following (in thousands):

	2011	2010
Term loan	$32,571	$41,000
Less current maturities	(1,714)	(2,050)

Long-term debt	$30,857	$38,950

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

The credit agreement provides for bank guarantee under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of December 25, 2011, the maximum exposure under these standby letters of credit was $3.2 million.

The weighted average interest rate on Company borrowings at December 25, 2011 was 3.09% as compared to 3.36% at December 26, 2010.

Future maturities of debt as of December 25, 2011 are as follows (in thousands):

2012	$1,714
2013	3,429
2014	3,429
2015	23,999

Total	$32,571

Pursuant to the credit agreement relating to the Company’s senior credit facilities, the Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. At December 25, 2011, the Company was in compliance with its applicable financial covenants.

6.   ACCRUED EXPENSES

The major classes of accrued expenses at December 25, 2011 and December 26, 2010 are summarized as follows (in thousands):

	2011	2010
Compensation and related benefits	$8,433	$8,871
Accrued self-insurance claims liability	4,576	4,577
Other taxes payable	4,324	4,203
Other accrued liabilities	2,850	3,499

Total accrued expenses	$20,183	$21,150

7.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 25, 2011 and December 26, 2010 consisted of the following (in thousands):

	2011	2010
Deferred rent	$17,928	$15,579
Other long-term liabilities	235	103

Total other long-term liabilities	$18,163	$15,682

8.   LEASES

The Company leases certain land and buildings used in its restaurant operations under various long-term operating lease agreements. The initial lease terms range from 10 to 20 years and currently expire between 2012 and 2028. The leases include renewal options for 3 to 20 additional years. The majority of leases provide for base (fixed) rent, plus additional rent based on gross sales, as defined in each lease agreement, in excess of a stipulated amount, multiplied by a stated percentage. The Company is also generally obligated to pay certain real estate taxes, insurances, common area maintenance (CAM) charges, and various other expenses related to the properties.

At December 25, 2011, the future minimum rental commitments under noncancellable operating leases, including option periods which are reasonably assured of renewal, are as follows (in thousands):

2012	$22,829
2013	22,898
2014	23,514
2015	23,520
2016	23,827
Thereafter	183,948

Total	$300,536

The above future minimum rental amounts exclude renewal options, which are not reasonably assured of renewal and additional rent based on sales or increases in the United States Consumer Price Index. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis for operating leases.

Rent expense, excluding real estate taxes, CAM charges, insurance and other expenses related to operating leases and partially offset by the amortization of deferred lease incentives, in 2011, 2010 and 2009, consists of the following (in thousands):

	2011	2010	2009
Minimum rent	$14,540	$13,727	$11,391
Contingent rent	804	900	705

Total	$15,344	$14,627	$12,096

9.   EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) covering all eligible full-time employees. The 401(k) Plan provides for employee salary deferral contributions up to a maximum of 15% of the participants’ eligible compensation, as well as discretionary Company matching contributions. Discretionary Company contributions relating to the 401(k) Plan for the years ended 2011, 2010, and 2009, were $245,000, $228,000 and $180,000, respectively.

10.   STOCK BASED COMPENSATION

2006 Plan

Stock option activity under the 2006 Plan for 2011, 2010 and 2009 is summarized as follows:

	2011	2010	2009
Outstanding — beginning of year	1,414,203	1,776,727	1,694,041
Weighted-average exercise price	$1.44	$1.45	$1.45
Granted	—	—	127,463
Weighted-average exercise price	$—	$—	$1.29
Exercised	(153,378)	—	—
Weighted-average exercise price	$1.39	$—	$—
Forfeited	—	(362,524)	(44,777)
Weighted-average exercise price	$—	$1.45	$1.45

Outstanding — end of year	1,260,825	1,414,203	1,776,727

Weighted-average exercise price	$1.44	$1.44	$1.44

Exercisable — end of year	1,260,825	1,414,203	—

The weighted-average remaining contractual term of options outstanding at December 25, 2011 was five years and all options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal year and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal year end date. The aggregate intrinsic value for outstanding and exercisable options at December 25, 2011 was $18.3 million.

The total weighted-average grant-date fair value of options granted in 2007 and 2009 was $0.52, and was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for these options: weighted-average risk-free interest rate of 4.49%, no expected dividend yield, weighted-average volatility of 32.2%, based upon competitors within the industry, and an expected option life of five years. However, due to the modification that occurred in October 2010 to fix the number of options at 80% of the original grant, all of the options were subject to modification accounting and therefore were revalued in their entirety at the date of the modification. As a result of this modification, the Company recorded a one-time non-cash charge of $17.9 million in stock compensation expense for the year ended December 26, 2010, all of which was recorded in the fourth quarter of 2010.

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

Stock Incentive Plan

In October 2010, the Company adopted the Stock Incentive Plan and since the inception of the plan, the Company has granted 456,800 restricted common shares to its employees.

	2011	2010
Outstanding — beginning of year	449,300	—
Weighted-average grant price	$16.90	$—
Granted	5,000	451,800
Weighted-average grant price	$22.41	$16.90
Vested	(107,519)	(500)
Weighted-average grant price	$16.90	$16.90
Forfeited	(28,250)	(2,000)
Weighted-average grant price	$16.90	$16.90

Outstanding — end of year	318,531	449,300

Weighted-average exercise price	$16.99	$16.90

Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. In 2011, the Company recorded approximately $1.7 million in stock compensation costs related to the shares of restricted stock. As of December 25, 2011, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $5.0 million, which is expected to be recognized over a weighted average period of approximately 2.8 years taking into account potential forfeitures. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. In conjunction with the shares vested in 2011, 34,838 shares were withheld to cover the minimum tax withholdings of the shareholders and were not issued. These shares were withheld at a price of $18.40 per share, which was the average of the high and low price of the Company’s shares on October 25, 2011, the date immediately preceding the vesting date of the shares.

11.   INCOME TAXES

The provision for income taxes for 2011, 2010 and 2009 consisted of the following (in thousands):

	2011	2010	2009
Current income tax expense:
Federal	$699	$—	$—
State and local	752	228	135

Total current income tax expense	1,451	228	135

Deferred income tax benefit:
Federal	(54,028)	—	—
State and local	(4,111)	—	—

Total deferred income tax benefit	(58,139)	—	—

Total income tax (benefit) expense	$(56,688)	$228	$135

Deferred income taxes as of December 25, 2011 and December 26, 2010 consisted of the following (in thousands):

	2011	2010
Deferred tax assets:
Goodwill for tax reporting purposes	$31,319	$34,891
Stock compensation	6,184	7,026
Self-insurance reserves	2,623	2,682
Depreciation and amortization	4,653	5,982
Federal and state net operating losses	169	225
FICA tip credit carryforward	16,143	13,349
Other	640	879

Total gross deferred tax assets	61,731	65,034

Deferred tax liabilities:
Prepaid assets	(457)	(419)
Deferred rent	(3,135)	(1,847)

Total gross deferred tax liabilities	(3,592)	(2,266)

Valuation allowance	—	(62,768)

Net deferred tax asset	$58,139	$—

Goodwill for tax reporting purposes is amortized over 15 years. At December 25, 2011, the Company had net operating loss carryforwards for state income tax purposes of $2.0 million and no federal net operating loss carryforwards. The Company also has general business credit carryforwards mainly consisting of Federal Insurance Contributions Act (FICA) tip credit carryforwards of $16.1 million, which will expire at various dates from 2026 through 2031.

The Company established a $59.5 million valuation allowance in 2008 against its then existing net deferred tax assets and credits as it was deemed the negative evidence outweighed the positive evidence and therefore the deferred tax assets were not likely to be realized in future periods.

During 2011, the Company determined that it was more likely than not that its existing net deferred tax assets and tax credits would be realized after considering all positive and negative evidence. Positive evidence included cumulative profitability, future tax deductions and credits and a forecast of future taxable income sufficient to realize its existing net deferred tax assets prior to the expiration of existing net operating loss and credit carryforwards. Accordingly, the Company recorded an income tax benefit of $62.8 million related to the reduction of the total federal and state valuation allowance against net deferred income tax assets in 2011.

As of December 25, 2011, the Company no longer carries a valuation allowance against net deferred tax assets. The Company’s conclusion that it is more likely than not that such deferred tax assets will be realized is strongly influenced by its forecast of future taxable income. The Company believes its forecast of future taxable income is reasonable; however, forecasts of future taxable income are inherently uncertain. Therefore, if the Company realizes materially less future taxable income than forecasted or has material unforeseen losses, then its ability to generate sufficient income necessary to realize its existing deferred tax assets may be reduced. In addition, the Company will continue to assess the assumptions used to determine the amount of the tax valuation allowance and may adjust the tax valuation allowance in future periods based on changes in assumptions of forecasted future taxable income and other factors, which may result in an additional charge to increase the valuation allowance.

The income tax benefit recorded for the respective periods presented differs from the expected income tax expense or benefit that would be calculated by applying the federal statutory rate to the Company’s income before income taxes primarily due to the reduction in the valuation allowance for deferred tax assets, the utilization of net operating losses and outstanding tax credits.

The effective income tax expense differs from the federal statutory tax expense for the years ended December 25, 2011, December 26, 2010 and December 27, 2009, as follows (in thousands):

	2011	2010	2009
Provision at statutory rate	$6,914	$(351)	$1,238
FICA tip credit	(3,773)	(3,487)	(3,073)
State income taxes — net of federal benefit	1,584	104	292
Other — net	1,355	1,242	1,120
Deferred tax asset valuation allowance	(62,768)	2,720	558

Total income tax (benefit) expense	$(56,688)	$228	$135

During 2009, accounting standards became effective in regard to uncertain tax positions. These standards require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The standards also require that changes in judgment that result in subsequent recognition, derecognition, or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs. As of December 25, 2011 and December 26, 2010, the Company had no uncertain income tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is currently open to audit, subject to the statute of limitations, by the Internal Revenue Service for the years ended December 28, 2008 through December 25, 2011. The Company is currently open to audit, subject to the statute of limitations, under certain states for the years ended December 30, 2007 through December 25, 2011. In 2011, the Company was audited by the Internal Revenue Service for the fiscal year ended December 27, 2009. This audit was closed during the year and no adjustments were made as a result of the audit.

It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision, however, the Company currently has no penalties or interest related to income taxes.

12.   COMMITMENTS AND CONTINGENCIES

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

13.   INTERIM FINANCIAL RESULTS (UNAUDITED)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2011 and fiscal 2010 (in thousands, except per share data).

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$90,418	$94,400	$88,774	$95,653	$369,245
Income from operations(1)	5,110	6,829	4,113	5,415	21,467
Net income(2)	4,547	63,398	3,598	4,901	76,444
Basic net income per share(3)	$0.24	$3.29	$0.19	$0.25	$3.96
Diluted net income per share(3)	$0.22	$3.09	$0.18	$0.24	$3.72
Basic weighted average shares outstanding	19,251	19,277	19,330	19,430	19,322
Diluted weighted average shares outstanding	20,537	20,547	20,551	20,563	20,550

	Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$81,844	$89,152	$83,704	$88,325	$343,025
Income (loss) from operations	4,386	7,244	5,079	(10,290)	6,419
Net (loss) income attributed to common shareholders(4)	(573)	2,377	(266)	(6,537)	(4,999)
Basic and diluted net (loss) income per share(5))	$(0.08)	$0.33	$(0.04)	$(0.42)	$(0.54)
Basic and diluted weighted average shares outstanding	7,234	7,234	7,234	15,421	9,281

(1)	Contains asset impairment charges related to one restaurant, in the fourth quarter of 2011, which decreased income from operations by $2.2 million.
(2)	Contains a reduction in the valuation allowance of $57.2 million, in the second quarter of 2011, which increased net income as it was deemed more likely than not that the Company would utilize its future net deferred tax assets.
(3)	Sum of the quarterly amounts do not equal the total year amount due to rounding.
(4)	The fourth quarter of 2010 contains an IPO-related $20.5 million expense, consisting of $18.2 million for non-cash stock compensation charges, $1.3 million for the write off of loan origination fees and $1.0 million related to the termination of the management agreements with the Company’s private equity sponsors.
(5)	Sum of the quarterly amounts do not equal the total year amount due to the adjustment in share count that occurred in connection with the IPO.

In management’s opinion, the unaudited quarterly information shown above has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and the accompanying notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

Exhibit Index

Description

3.1	Second Amended and Restated Articles of Incorporation of Bravo Brio Restaurant Group, Inc. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).
3.2	Second Amended and Restated Regulations of Bravo Brio Restaurant Group, Inc. (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).
4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 7, 2010).
4.2	Credit Agreement, dated as of October 26, 2010, by and among Bravo Brio Restaurant Group, Inc., as borrower, the domestic subsidiaries of the borrower, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, KeyBank National Association and Regions Financial Corporation, as co-documentation agents, and Wells Fargo Securities, LLC and Banc of America Securities LLC, as co-lead arrangers and joint book managers (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).
10.1+	Employment Agreement, effective January 12, 2007, by and between Bravo Development, Inc. and Saed Mohseni (incorporated by reference from Exhibit 10.10 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on July 2, 2010).
10.2+	Employment Agreement, dated as of October 26, 2010, by and between Bravo Brio Restaurant Group, Inc. and James J. O’Connor (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).
10.3	Exchange Agreement, dated as of October 18, 2010, by and among Bravo Brio Restaurant Group, Inc., Bravo Development Holdings LLC and all other shareholders of Bravo Brio Restaurant Group, Inc. listed on the signature pages thereto (incorporated by reference from Exhibit 10.16 to Amendment No. 5 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 19, 2010).
10.4	Plan of Reorganization, dated as of October 18, 2010, by and between Bravo Brio Restaurant Group, Inc. and Bravo Development Holdings LLC (incorporated by reference from Exhibit 10.17 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 7, 2010).
10.5+	Bravo Development, Inc. 2006 Stock Option Plan (incorporated by reference from Exhibit 10.11 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on July 2, 2010).
10.6+	Amendment No. 1 to the Bravo Development, Inc. 2006 Stock Option Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 7, 2010).
10.7+	Form of Option Award Letter under the Bravo Development, Inc. 2006 Stock Option Plan (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on July 2, 2010).
10.8+	Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s 2010 Form 10K filed with the Securities and Exchange Commission on February 17, 2011).
10.9+	Form of Non-Qualified Option Award Letter under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.14 to Amendment No. 4 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 8, 2010).

Description
10.10+	Form of Restricted Stock Award Letter under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 4 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 8, 2010).
10.11*	Bravo Brio Restaurant Group, Inc. Foodservice Distribution Agreement, dated as of February 10, 2011, by and between Bravo Brio Restaurant Group, Inc. and Distribution Market Advantage, Inc (incorporated by reference from Exhibit 10.12 to the Company’s 2010 Form 10K filed with the Securities and Exchange Commission on February 17, 2011).
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Bravo Brio Restaurant Group, Inc.
23.1	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney (included on the signature page).
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement.
*	Certain information in this exhibit has been omitted and filed separately with the SEC. Confidential treatment has been granted by the SEC with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2012

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

	Signature	Title	Date

By:	/s/ Saed Mohseni Saed Mohseni	President, Chief Executive Officer and Director (principal executive officer)	March 6, 2012

By:	/s/ James J. O’Connor James J. O’Connor	Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	March 6, 2012

By:	/s/ Thomas J. Baldwin Thomas J. Baldwin	Director	March 6, 2012

By:	/s/ Alton F. Doody III Alton F. Doody III	Director	March 6, 2012

By:	/s/ James S. Gulmi James S. Gulmi	Director	March 6, 2012

By:	/s/ David B. Pittaway David B. Pittaway	Director	March 6, 2012

	Signature	Title	Date

By:	/s/ Harold O. Rosser, II Harold O. Rosser, II	Director	March 6, 2012

By:	/s/ Fortunato N. Valenti Fortunato N. Valenti	Director	March 6, 2012