Form 10-Q
period 2012-03-25
Bravo Brio Restaurant Group, Inc.
filed 2012-04-27
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(614) 326-7944

Registrant’s telephone number, including area code

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.     Yes  ☐    No  ☒

As of April 26, 2012, the latest practicable date, 19,536,752 of the registrant’s common shares, no par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 25, 2012 and DECEMBER 25, 2011

(Dollars in thousands)

	March 25,	December 25,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,252	$10,093
Accounts receivable	5,802	6,403
Tenant improvement allowance receivable	2,583	1,219
Inventories	2,453	2,767
Deferred income taxes, net	2,746	2,328
Prepaid expenses and other current assets	1,953	2,367

Total current assets	20,789	25,177
Property and equipment — net	168,175	163,208
Deferred income taxes, net	54,621	55,811
Other assets — net	3,346	3,430

Total assets	$246,931	$247,626

Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$11,653	$13,058
Accrued expenses	22,852	20,183
Current portion of long-term debt	1,903	1,714
Deferred lease incentives	5,936	5,639
Deferred gift card revenue	8,036	10,863

Total current liabilities	50,380	51,457

Deferred lease incentives	63,569	62,565
Long-term debt	25,240	30,857
Other long-term liabilities	18,723	18,163
Commitments and contingencies
Stockholders’ equity
Common shares, no par value per share—authorized, 100,000,000 shares; issued and outstanding, 19,532,052 at March 25, 2012 and 19,476,559 at December 25, 2011	193,710	193,034
Preferred shares, no par value, per share — authorized, 5,000,000 shares; issued and outstanding, 0 shares at March 25, 2012 and December 25, 2011	—	—
Retained deficit	(104,691)	(108,450)

Total stockholders’ equity	89,019	84,584

Total liabilities and stockholders’ equity	$246,931	$247,626

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED MARCH 25, 2012 AND MARCH 27, 2011

(UNAUDITED)

(Dollars in thousands except per share data)

	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011
Revenues	$98,377	$90,418

Costs and expenses
Cost of sales	25,637	24,289
Labor	34,155	30,484
Operating	14,899	14,023
Occupancy	6,490	5,850
General and administrative expenses	5,697	6,013
Restaurant preopening costs	1,362	543
Depreciation and amortization	4,413	4,106

Total costs and expenses	92,653	85,308

Income from operations	5,724	5,110
Interest expense, net	354	480

Income before income taxes	5,370	4,630
Income tax expense	1,611	83

Net income	$3,759	$4,547

Net income per basic share	$0.19	$0.24

Net income per diluted share	$0.18	$0.22

Weighted average shares outstanding-basic	19,501	19,251

Weighted average shares outstanding-diluted	20,582	20,537

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEKS ENDED MARCH 25, 2012 (UNAUDITED)

(Dollars in thousands)

	Common Shares		Retained	Stockholders’
	Shares	Amount	Deficit	Equity
Balance — December 25, 2011	19,476,559	$193,034	$(108,450)	$84,584

Net income	—	—	3,759	3,759
Proceeds from the exercise of stock options	55,493	80	—	80
Excess tax benefit related to stock option exercises	—	106	—	106
Share-based compensation costs	—	490	—	490

Balance — March 25, 2012	19,532,052	$193,710	$(104,691)	$89,019

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED MARCH 25, 2012 AND MARCH 27, 2011

(UNAUDITED)

(Dollars in thousands)

	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011
Cash flows from operating activities:
Net income	$3,759	$4,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,506	4,197
Loss on disposals of property and equipment	44	48
Amortization of deferred lease incentives	(1,433)	(1,243)
Share-based compensation costs	490	430
Deferred income taxes	772	—
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	(763)	(1,279)
Inventories	314	204
Prepaid expenses and other current assets	414	347
Trade and construction payables	(1,701)	(14)
Deferred lease incentives	2,734	1,191
Deferred gift card revenue	(2,827)	(2,779)
Other accrued expenses	2,669	623
Other — net	536	604

Net cash provided by operating activities	9,514	6,876

Cash flows from investing activities:
Purchase of property and equipment	(9,113)	(4,181)

Net cash used in investing activities	(9,113)	(4,181)

Cash flows from financing activities:
Payments on long-term debt	(5,428)	(512)
Proceeds from the exercise of stock options	80	—
Excess tax benefit related to share based payments	106	—

Net cash used in financing activities	(5,242)	(512)

Net (decrease) increase in cash and cash equivalents	(4,841)	2,183
Cash and cash equivalents — beginning of period	10,093	2,460

Cash and cash equivalents — end of period	$5,252	$4,643

Supplemental disclosures of cash flow information:
Interest paid	273	415
Income taxes paid	181	124
Property financed by trade and construction payables	2,275	2,474

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

Description of Business — As of March 25, 2012, Bravo Brio Restaurant Group, Inc. (the “Company”) owned and operated 96 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio® Tuscan Grille,” and “Bon Vie.” Of the 96 restaurants the Company operates, there are 47 Bravo! Cucina Italiana® restaurants, 48 Brio® Tuscan Grille restaurants and one Bon Vie restaurant in operation in 30 states throughout the United States of America.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the thirteen weeks ended March 25, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2012.

Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited consolidated financial statements and related condensed notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011 filed with the SEC on March 6, 2012.

2.	NET INCOME PER SHARE

Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares. At March 25, 2012 and March 27, 2011, all outstanding stock options and restricted stock were included in the dilutive calculation.

(all information in thousands, except per share data)

	Thirteen Weeks Ended
	March 25,	March 27,
	2012	2011
Net income attributed to common shareholders	$3,759	$4,547

Weighted average common shares outstanding	19,501	19,251
Effect of dilutive securities:
Stock options	1,038	1,214
Restricted stock	43	72

Weighted average common and potentially issuable common shares outstanding—diluted	20,582	20,537

Basic net income per common share	$0.19	$0.24

Diluted net income per common share	$0.18	$0.22

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements – (Continued)

3.	LONG-TERM DEBT

Long-term debt at March 25, 2012 and December 25, 2011 consisted of the following (in thousands):

	March 25,	December, 25
	2012	2011
Total term loan	$27,143	$32,571

Less current maturities	(1,903)	(1,714)

Long-term debt	$25,240	$30,857

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

The credit agreement provides for a bank guarantee under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of October 26, 2010, all previously existing standby letters were replaced by new standby letters of credit. As of March 25, 2012, the maximum exposure under these standby letters of credit was $2.9 million.

Pursuant to the credit agreement, the Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. At March 25, 2012, the Company was in compliance with its applicable financial covenants.

4.	STOCK BASED COMPENSATION

2006 Plan

Stock option activity for the thirteen weeks ended March 25, 2012 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 25, 2011	1,260,825	$1.44

Exercised	(55,493)	$1.45
Granted	—	—
Forfeited	—	—

Outstanding at March 25, 2012	1,205,332	$1.44

Exercisable at March 25, 2012	1,205,332	$1.44

At March 25, 2012, the weighted-average remaining contractual term of options outstanding was approximately 4.8 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at March 25, 2012 was $22.2 million.

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

Stock Incentive Plan

In October 2010, the Company adopted the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”).

Restricted stock activity for the thirteen weeks ended March 25, 2012 is summarized as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 25, 2011	318,531	$16.99

Granted	150,500	$19.75

Vested	—	—

Forfeited	(3,000)	$16.90

Outstanding at March 25, 2012	$466,031	$17.88

Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. On February 27, 2012, 150,500 shares of restricted stock were granted to employees and directors of the Company pursuant to the Stock Incentive Plan. The average of the high and low price of the Company’s shares on February 24, 2012, the date immediately preceding the date of grant in which stock markets were open, was $19.75. In the first quarter of 2012, the Company recorded approximately $0.5 million in stock compensation costs related to the shares of restricted stock. As of March 25, 2012, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $7.3 million, which is expected to be recognized over a weighted average period of approximately 3.0 years taking into account potential forfeitures. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period.

5.	Income Taxes

The Company established a $59.5 million valuation allowance in 2008 against its then existing net deferred tax assets and credits as it was deemed the negative evidence outweighed the positive evidence and therefore the deferred tax assets would not likely be realized in future periods.

During the thirteen weeks ended June 26, 2011, the Company determined that it was more likely than not that its existing net deferred tax assets and tax credits would be realized after considering all positive and negative evidence. Positive evidence included cumulative profitability, future tax deductions and credits and a forecast of future taxable income sufficient to realize its existing net deferred tax assets prior to the expiration of existing net operating loss and credit carryforwards. Accordingly, the Company recorded an income tax benefit of $57.2 million related to the reduction of the valuation allowance against net deferred income tax assets in the thirteen weeks ended June 26, 2011. As of both March 25, 2012 and December 25, 2011, the Company did not carry a valuation allowance against its net deferred tax assets.

For the thirteen weeks ended March 25, 2012, the Company recorded tax expense of 30% of pre-tax income, as compared to an approximate tax rate of 2%, which was recorded for the thirteen weeks ended March 27, 2011. The increase in the estimated effective tax rate in 2012 as compared to 2011 is primarily related to the aforementioned reduction in the valuation allowance. The Company anticipates the effective tax rate to remain at approximately 30% of pre-tax income based on the current federal and state rates and applicable deductions and credits the Company believes it is eligible to receive.

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

This discussion contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2011 filed with the SEC on March 6, 2012 (the “2011 Annual Report on Form 10-K”).

Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our 2011 Annual Report on Form 10-K and the unaudited consolidated financial statements and the related condensed notes thereto included herein.

Overview

We are a leading owner and operator of two distinct Italian restaurant brands, BRAVO! Cucina Italiana (“BRAVO!”) and BRIO Tuscan Grille (“BRIO”), which for purposes of the following discussion includes our one Bon Vie restaurant. We have positioned our brands as multifaceted culinary destinations that deliver the ambiance, design elements and food quality reminiscent of fine dining restaurants at a value typically offered by casual dining establishments, a combination known as the upscale affordable dining segment. Each of our brands provides its guests with a fine dining experience and value by serving affordable cuisine prepared using fresh flavorful ingredients and authentic Italian cooking methods, combined with attentive service in an attractive, lively atmosphere. We strive to be the best Italian restaurant company in America and are focused on providing our guests an excellent dining experience through consistency of execution.

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

Results of Operations

Thirteen Weeks Ended March 25, 2012 Compared to the Thirteen Weeks Ended March 27, 2011

The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenue.

	Thirteen Weeks Ended
	March 25,	% of	March 27,	% of
	2012	Revenues	2011	Revenues	Change	% Change
			(dollars in thousands)
Revenues	$98,377	100%	$90,418	100%	$7,959	8.8%
Cost and expenses:
Cost of sales	25,637	26.1%	24,289	26.9%	1,348	5.5%
Labor	34,155	34.7%	30,484	33.7%	3,671	12.0%
Operating	14,899	15.1%	14,023	15.5%	876	6.2%
Occupancy	6,490	6.6%	5,850	6.5%	640	10.9%
General and administrative expenses	5,697	5.8%	6,013	6.7%	(316)	(5.3)%
Restaurant preopening costs	1,362	1.4%	543	0.6%	819	—
Depreciation and amortization	4,413	4.5%	4,106	4.5%	307	7.5%

Total costs and expenses	92,653	94.2%	85,308	94.3%	7,345	8.6%

Income from operations	5,724	5.8%	5,110	5.7%	614	12.0%
Net interest expense	354	0.4%	480	0.5%	(126)	(26.3)%

Income before income taxes	5,370	5.5%	4,630	5.1%	740	16.0%
Income tax expense	1,611	1.6%	83	0.1%	1,528	—

Net income	$3,759	3.8%	$4,547	5.0%	$(788)	(17.3)%

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.

Revenues. Revenues increased $8.0 million, or 8.8%, to $98.4 million for the thirteen weeks ended March 25, 2012, as compared to $90.4 million for the thirteen weeks ended March 27, 2011. The increase of $8.0 million was primarily due to an additional 92 operating weeks provided by eight new restaurants opened in 2011 and three new restaurants opened in the first quarter of 2012. Also contributing to this increase was $0.2 million, or 0.2%, of growth in comparable restaurant revenues, which was driven by a 0.1% increase in guest counts that increased comparable revenues by $0.1 million, as well as an increase of 0.1% resulting from sales mix and menu price increases. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations.

For our BRAVO! brand, restaurant revenues decreased $0.2 million, or 0.5%, to $40.3 million for the thirteen weeks ended March 25, 2012 as compared to $40.5 million for the thirteen weeks ended March 27, 2011. Comparable revenues for the BRAVO! brand restaurants decreased 0.4%, or $0.1 million, to $38.3 million for the thirteen weeks ended March 25, 2012 as compared to $38.4 million for the first thirteen weeks of 2011. Revenues for BRAVO! brand restaurants not included in the comparable revenue base decreased $0.1 million to $2.0 million for the thirteen weeks ended March 25, 2012. At March 25, 2012, there were 45 BRAVO! restaurants included in the comparable revenue base and two BRAVO! restaurants not included in the comparable revenue base.

For our BRIO brand, restaurant revenues increased $8.2 million, or 16.4%, to $58.1 million for the thirteen weeks ended March 25, 2012 as compared to $49.9 million for the thirteen weeks ended March 27, 2011. Comparable revenues for the BRIO brand restaurants increased 0.7%, or $0.4 million, to $49.2 million for the thirteen weeks ended March 25, 2012 as compared to $48.8 million for the first thirteen weeks of 2011. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $7.8 million to $8.9 million for the thirteen weeks ended March 25, 2012. At March 25, 2012, there were 38 BRIO restaurants included in the comparable revenue base and eleven BRIO restaurants not included in the comparable revenue base.

Cost of Sales. Cost of sales increased $1.3 million, or 5.5%, to $25.6 million for the thirteen weeks ended March 25, 2012, as compared to $24.3 million for the thirteen weeks ended March 27, 2011. As a percentage of revenues, cost of sales decreased to 26.1% for the thirteen weeks ended March 25, 2012, from 26.9% for the thirteen weeks ended March 27, 2011. The decrease in cost of sales, as a percentage of revenues, was primarily a result of lower commodity costs for our produce in 2012 as compared to 2011. As a percentage of revenues, food costs decreased 0.6% but increased in total dollars by $1.1 million. Beverage costs decreased as a percentage of revenues by 0.2% but increased in total dollars by $0.2 million. The increase in these costs in total dollars is related to the growth in restaurants in 2012 due to eight restaurant openings in 2011 and three restaurant openings in the first thirteen weeks of 2012.

Labor Costs. Labor costs increased $3.7 million, or 12.0%, to $34.2 million for the thirteen weeks ended March 25, 2012, as compared to $30.5 million for the thirteen weeks ended March 27, 2011. As a percentage of revenues, labor costs increased to 34.7% for the thirteen weeks ended March 25, 2012, from 33.7% for the thirteen weeks ended March 27, 2011. These increases were primarily the result of increased state unemployment taxes and the labor inefficiencies associated with the eight new restaurants opened in 2011 and three new restaurants opened in the first quarter of 2012.

Operating Costs. Operating costs increased $0.9 million, or 6.2%, to $14.9 million for the thirteen weeks ended March 25, 2012, as compared to $14.0 million for the thirteen weeks ended March 27, 2011. This increase was mainly due to an additional 92 operating weeks in 2012 as compared to 2011 resulting from the eight restaurants opened in 2011 and three restaurants opened in 2012. As a percentage of revenues, operating costs decreased to 15.1% for the thirteen weeks ended March 25, 2012, compared to 15.5% for the thirteen weeks ended March 27, 2011. The decrease as a percentage of revenues was primarily related to lower debit card costs during the first thirteen weeks of 2012 as compared to the same period in the prior year.

Occupancy Costs. Occupancy costs increased $0.6 million, or 10.9%, to $6.5 million for the thirteen weeks ended March 25, 2012, as compared to $5.9 million for the thirteen weeks ended March 27, 2011. The increase was due to eight new restaurants opened in 2011 and three new restaurants opened in the first thirteen weeks of 2012. As a percentage of revenues, occupancy costs increased to 6.6% for the thirteen weeks ended March 25, 2012, from 6.5% for the thirteen weeks ended March 27, 2011.

General and Administrative. General and administrative expenses decreased by $0.3 million, or 5.3%, to $5.7 million for the thirteen weeks ended March 25, 2012, as compared to $6.0 million for the thirteen weeks ended March 27, 2011. As a percentage of revenues, general and administrative expenses decreased to 5.8% for the thirteen weeks ended March 25, 2012, from 6.7% for the thirteen weeks ended March 27, 2011. The decrease was primarily attributable to $0.6 million of expenses incurred in connection with a secondary public offering of the Company’s common shares for which there were no comparable charges in the first thirteen weeks of 2012. This decrease was partially offset by a slight increase in wage and benefit costs in the first thirteen weeks of 2012.

Restaurant Pre-opening Costs. Pre-opening costs increased by approximately $0.9 million, to $1.4 million for the thirteen weeks ended March 25, 2012, as compared to $0.5 million for the thirteen weeks ended March 27, 2011. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the first thirteen weeks of 2012, we opened three restaurants and had two additional restaurants under construction. In the first thirteen weeks of 2011, we opened one restaurant and had two additional restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.3 million, to $4.4 million for the thirteen weeks ended March 25, 2012 compared to $4.1 million for the thirteen weeks ended March 27, 2011. As a percentage of revenues, depreciation and amortization expenses remained flat at 4.5% for the thirteen weeks ended March 25, 2012 and for the thirteen weeks ended March 27, 2011.

Net Interest Expense. Net interest expense decreased $0.1 million to $0.4 million for the thirteen weeks ended March 25, 2012 as compared to $0.5 million for the thirteen weeks ended March 27, 2011. This decrease was due to lower average outstanding debt in the first thirteen weeks of 2012 compared to the same period in the prior year.

Income Taxes. Income tax expense was $1.6 million for the thirteen weeks ended March 25, 2012 as compared to $0.1 million for the thirteen weeks ended March 27, 2011. For the thirteen weeks ended March 25, 2012, we recorded income tax expense of 30% of pre-tax income, which is our estimated annual effective tax rate. No Federal income tax expense was recorded for the thirteen weeks ended March 27, 2011 as a full valuation allowance was provided to offset deferred tax assets, including those arising from net operating losses and other business credit carry forwards.

Non-GAAP Net Income. Modified Pro Forma Net Income and Modified Pro Forma Earnings Per Share are supplemental measures of our performance that are not required or presented in accordance with GAAP. We calculate non-GAAP measures by adjusting net income and net income per share for the impact of certain items that are reflected to show a year over year comparison taking into account the assumption that our initial public offering occurred and we became a public company on the first day of 2009, as well as excluding certain non-comparable items to facilitate the comparison of our past and present financial results. For the thirteen weeks ended March 25, 2012, there were no adjustments to net income to arrive at Modified Pro Forma Net Income. However, for the thirteen weeks ended March 27, 2011, net income was decreased by $0.8 million to arrive at Modified Pro Forma Net Income of $3.7 million. The adjustments for the thirteen weeks ended March 27, 2011 included an increase to income tax expense of $1.4 million to reflect an effective tax rate of 30% and a decrease to general and administrative expenses by removing the costs of our secondary offering of $0.6 million, which was a one-time expense in 2011.

Liquidity

Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of March 25, 2012, we had approximately $5.3 million in cash and cash equivalents and approximately $37.1 million of availability under our senior credit facilities (after giving effect to $2.9 million of outstanding letters of credit at March 25, 2012). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2012.

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

Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in our 2011 Annual Report on Form 10-K under the heading “Risk Factors.”

The following table presents a summary of our cash flows for the thirteen weeks ended March 25, 2012 and March 27, 2011 (in thousands):

	Thirteen Weeks Ended,
	March 25,	March 27,
	2012	2011
Net cash provided by operating activities	$9,514	$6,876
Net cash used in investing activities	(9,113)	(4,181)
Net cash used in financing activities	(5,242)	(512)

Net (decrease) increase in cash and cash equivalents	(4,841)	2,183
Cash and cash equivalents at beginning of year	10,093	2,460

Cash and cash equivalents at end of period	$5,252	$4,643

Operating Activities. Net cash provided by operating activities was $9.5 million for the thirteen weeks ended March 25, 2012, compared to $6.9 million for the thirteen weeks ended March 27, 2011. The increase in net cash provided by operating activities in the first thirteen weeks of 2012 compared to the same period in 2011 was due to an increase in cash receipts, primarily due to an increase in revenues, in excess of cash expenditures from the prior year. Cash receipts from operations for the first thirteen weeks of 2012 and 2011 were $98.4 million and $91.8 million, respectively. Cash expenditures during the first thirteen weeks of 2012 and 2011 were $87.1 million and $82.3 million, respectively. Additionally, we received tenant allowance payments from our landlords totaling $1.4 million for the first thirteen weeks of 2012 as compared to $0.5 million for the same period in 2011.

Investing Activities. Net cash used in investing activities was $9.1 million for the thirteen weeks ended March 25, 2012, compared to $4.2 million for the thirteen weeks ended March 27, 2011. We invest cash to purchase property and equipment related to our restaurant expansion plans. The increase in spending is related to the timing of restaurant openings, the timing of spending related to our new restaurants as well as the number of restaurants that were opened during 2012 versus 2011. During the first thirteen weeks of 2012, we opened three restaurants and had two additional restaurants under construction. In the first thirteen weeks of 2011, we opened one restaurant and had two additional restaurants under construction.

Financing Activities. Net cash used in financing activities was $5.2 million for the thirteen weeks ended March 25, 2012, compared to cash used in financing activities of $0.5 million for the thirteen weeks ended March 27, 2011. For the thirteen weeks ended March 25, 2012, $5.4 million was used to pay down the Company’s term debt and was partially offset by $0.2 million in cash and tax benefits received during the quarter related to stock option exercises. For the thirteen weeks ended March 27, 2011, we used $0.5 million to pay down the Company’s term loan.

As of March 25, 2012, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We anticipate that each new restaurant on average will require a total cash investment of $1.5 million to $2.5 million (net of estimated lease incentives). We expect to spend approximately $0.4 million to $0.5 million per restaurant for cash pre-opening costs. The projected cash investment per restaurant is based on historical averages.

We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2012 to be in the range of approximately $16.0 million to $18.0 million, for a total of $24.0 million to $26.0 million for the year. This is primarily related to the opening of six additional restaurants in the last three quarters of 2012, the start of construction of restaurants to be opened in early 2013, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates spending approximately $3.1 million to $3.6 million in preopening costs for the remainder of 2012 for a total of approximately $4.5 million to $5.0 million for all of 2012.

Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $29.6 million at March 25, 2012, compared to a net working capital deficit of $26.3 million at December 25, 2011.

In connection with our initial public offering, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our credit agreement also requires us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At March 25, 2012, the Company was in compliance with its applicable financial covenants. Additionally, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.

Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR are payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest shall be payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of March 25, 2012, we had an outstanding principal balance of approximately $27.1 million on our term loan facility and no outstanding balance on our revolving credit facility.

Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that the cash flow from operating activities as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 25, 2012, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

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

There have been no material changes to the significant accounting policies from what was previously reported in our 2011 Annual Report on Form 10-K.

Recent Accounting Pronouncements — We reviewed all newly issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our financial statements as a result of future adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long term debt. Our principal interest rate exposure relates to the loans outstanding under our senior credit facilities, which are payable at variable rates.

At March 25, 2012, we had $27.1 million in debt outstanding under our term loan facility. Each eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in a $34,000 annual change in our interest expense.

Commodity Price Risk

We are exposed to market price fluctuation in some of our food product prices. Given the historical volatility of our food product prices, these fluctuations can materially impact our food and beverage costs. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We currently do not contract for any of our seafood and we are unable to contract for some of our commodities such as certain produce items for periods longer than one week. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, we cannot immediately take into account changing costs of food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations related to any of our food product prices at this time.

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

PART II – Other Information

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

ITEM 1A.	RISK FACTORS

There have been no material changes from our risk factors as previously reported in our 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2012

Bravo Brio Restaurant Group, Inc.

By:	/s/ Saed Mohseni
Saed Mohseni
President, Chief Executive
Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)