Form 10-Q
period 2012-06-24
Bravo Brio Restaurant Group, Inc.
filed 2012-08-01
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2012

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

Registrant’s telephone number, including area code (614) 326-7&944

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

As of July 31, 2012, the latest practicable date, 19,572,619 of the registrant’s common shares, no par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of June 24, 2012 and December 25, 2011

(Dollars in thousands)

	June 24, 2012	December 25, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,574	$10,093
Accounts receivable	5,567	6,403
Tenant improvement allowance receivable	2,002	1,219
Inventories	2,629	2,767
Deferred income taxes, net	3,039	2,328
Prepaid expenses and other current assets	2,310	2,367

Total current assets	19,121	25,177

Property and equipment, net	172,163	163,208
Deferred income taxes, net	53,038	55,811
Other assets, net	4,363	3,430

Total assets	$248,685	$247,626

Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$10,713	$13,058
Accrued expenses	21,766	20,183
Current portion of long-term debt	2,028	1,714
Deferred lease incentives	6,086	5,639
Deferred gift card revenue	7,596	10,863

Total current liabilities	48,189	51,457

Deferred lease incentives	63,686	62,565
Long-term debt	21,734	30,857
Other long-term liabilities	20,188	18,163
Commitments and contingencies
Stockholders’ equity
Common shares, no par value per share — authorized, 100,000,000 shares; issued and outstanding, 19,570,619 at June 24, 2012 and 19,476,559 at December 25, 2011	194,459	193,034
Preferred shares, no par value per share — authorized, 5,000,000 shares; issued and outstanding, 0 shares at June 24, 2012 and December 25, 2011	—	—
Retained deficit	(99,571)	(108,450)

Total stockholders’ equity	94,888	84,584

Total liabilities and stockholders’ equity	$248,685	$247,626

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Thirteen and Twenty-Six Weeks Ended June 24, 2012 and June 26, 2011 (Unaudited)

(All information in thousands except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenues	$102,807	$94,400	$201,184	$184,818

Costs and expenses
Cost of sales	26,482	25,102	52,119	49,391
Labor	35,267	31,679	69,422	62,163
Operating	15,764	14,407	30,663	28,430
Occupancy	6,728	6,310	13,218	12,160
General and administrative expenses	5,688	4,869	11,385	10,882
Restaurant preopening costs	811	1,058	2,173	1,601
Depreciation and amortization	4,663	4,146	9,076	8,252

Total costs and expenses	95,403	87,571	188,056	172,879

Income from operations	7,404	6,829	13,128	11,939
Interest expense, net	332	441	686	921

Income before income taxes	7,072	6,388	12,442	11,018
Income tax expense (benefit)	1,952	(57,010)	3,563	(56,927)

Net income	$5,120	$63,398	$8,879	$67,945

Net income per basic share	$0.26	$3.29	$0.45	$3.53

Net income per diluted share	$0.25	$3.09	$0.43	$3.31

Weighted average shares outstanding-basic	19,555	19,277	19,528	19,264

Weighted average shares outstanding-diluted	20,618	20,547	20,600	20,542

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Twenty-Six Weeks Ended June 24, 2012 (Unaudited)

(Dollars in thousands)

	Common Shares		Retained Deficit	Stockholders’ Equity
	Shares	Amount
Balance — December 25, 2011	19,476,559	$193,034	$(108,450)	$84,584

Net income	—	—	8,879	8,879
Proceeds from the exercise of stock options	94,060	131	—	131
Excess tax benefit related to stock option exercises	—	189	—	189
Share-based compensation costs	—	1,105	—	1,105

Balance — June 24, 2012	19,570,619	$194,459	$(99,571)	$94,888

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Twenty-Six Weeks Ended June 24, 2012 and June 26, 2011 (Unaudited)

(Dollars in thousands)

	Twenty-Six Weeks Ended
	June 24, 2012	June 26, 2011
Cash flows from operating activities:
Net income	$8,879	$67,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,260	8,438
Loss on disposals of property and equipment	129	137
Amortization of deferred lease incentives	(2,940)	(2,667)
Share-based compensation costs	1,105	860
Deferred income taxes	2,062	(57,367)
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	53	(1,586)
Inventories	138	136
Prepaid expenses and other current assets	57	312
Trade and construction payables	(1,980)	1,202
Deferred lease incentives	4,508	5,287
Deferred gift card revenue	(3,267)	(3,242)
Other accrued expenses	1,583	(83)
Other — net	876	1,067

Net cash provided by operating activities	20,463	20,439

Cash flows from investing activities:
Purchase of property and equipment	(18,493)	(12,093)

Net cash used in investing activities	(18,493)	(12,093)

Cash flows from financing activities:
Payments on long-term debt	(8,809)	(4,000)
Proceeds from the exercise of stock options	131	80
Excess tax benefit related to share based payments	189	192

Net cash used in financing activities	(8,489)	(3,728)

Net (decrease) increase in cash and cash equivalents	(6,519)	4,618
Cash and cash equivalents — beginning of period	10,093	2,460

Cash and cash equivalents — end of period	$3,574	$7,078

Supplemental disclosures of cash flow information:
Interest paid	545	782
Income taxes paid	831	422
Property financed by trade and construction payables	1,615	2,126

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

Description of Business — As of June 24, 2012, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 98 restaurants, under the trade names “Bravo! Cucina Italiana®,” “Brio® Tuscan Grille,” and “Bon Vie.” Of the 98 restaurants the Company operates, there are 47 Bravo! Cucina Italiana® restaurants, 50 Brio® Tuscan Grille restaurants and one Bon Vie restaurant in operation in 30 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and receives a management fee.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the twenty-six weeks ended June 24, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2012.

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited consolidated financial statements and related condensed notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011 filed with the SEC on March 6, 2012.

2.	Net Income Per Share

Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares. At June 24, 2012 and June 26, 2011, all outstanding stock options and restricted stock were included in the dilutive calculation.

(all information in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net income	$5,120	$63,398	$8,879	$67,945

Weighted average common shares outstanding	19,555	19,277	19,528	19,264
Effect of dilutive securities:
Stock options	998	1,146	1,018	1,180
Restricted stock	65	124	54	98

Weighted average common and potentially issuable common shares outstanding — diluted	20,618	20,547	20,600	20,542

Basic net income per common share	$0.26	$3.29	$0.45	$3.53

Diluted net income per common share	$0.25	$3.09	$0.43	$3.31

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)

3.	Long-Term Debt

Long-term debt at June 24, 2012 and December 25, 2011 consisted of the following (in thousands):

	June 24, 2012	December, 25 2011
Total term loan	$23,762	$32,571
Less current maturities	2,028	1,714

Long-term debt	$21,734	$30,857

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

The credit agreement provides for a bank guarantee under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of June 24, 2012, the maximum exposure under these standby letters of credit was $2.8 million.

Pursuant to the credit agreement, the Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. At June 24, 2012, the Company was in compliance with its applicable financial covenants.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)

4.	Stock Based Compensation

2006 Plan

Stock option activity for the twenty-six weeks ended June 24, 2012 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 25, 2011	1,260,825	$1.44
Exercised	(94,060)	$1.40
Granted	—	—
Forfeited	—	—

Outstanding at June 24, 2012	1,166,765	$1.45

Exercisable at June 24, 2012	1,166,765	$1.45

At June 24, 2012, the weighted-average remaining contractual term of options outstanding was approximately 4.5 years and all of the options were exercisable. Each outstanding option was awarded under the 2006 Plan (as defined below). Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at June 24, 2012 was $18.3 million.

The total weighted-average grant-date fair value of options granted in 2007 and 2009 was $0.52, and was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for these options: weighted-average risk-free interest rate of 4.49%, no expected dividend yield, weighted-average volatility of 32.2%, based upon competitors within the industry, and an expected option life of five years. In October 2010 in connection with the IPO, the Company’s board of directors determined, pursuant to the exercise of its discretion in accordance with the Bravo Development, Inc. Option Plan (the “2006 Plan”), that upon the consummation of the IPO (i) each then outstanding option award under the 2006 Plan would be deemed to have vested in a percentage equal to the greater of 80.0% or the percentage of the option award already vested as of that date and, (ii) each then outstanding option award would be deemed 80.0% exercisable. As a result of such determination, all of the options were subject to modification accounting and therefore were revalued in their entirety at the date of the modification. The Company recorded all of the stock compensation expense related to the 2006 Plan in the fourth quarter of 2010 and no additional stock compensation expense will be recorded with respect to options granted under the 2006 Plan.

Following the modification, the total weighted-average fair value of options granted under the 2006 Plan was $12.64, and was estimated at the date of the modification using the Black-Scholes option-pricing model. The following assumptions were used for these options: weighted-average risk-free interest rate of 1.1%, no expected dividend yield, weighted-average volatility of 45.8%, based upon competitors within the industry and an expected option life of five years.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)

Stock Incentive Plan

In October 2010, the Company adopted the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”).

Restricted stock activity for the twenty-six weeks ended June 24, 2012 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 25, 2011	318,531	$16.99
Granted	157,000	$19.76
Vested	—	—
Forfeited	(7,125)	$16.90

Outstanding at June 24, 2012	468,406	$17.92

Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. In 2012, a total of 157,000 shares of restricted stock have been granted to employees and directors of the Company pursuant to the Stock Incentive Plan. The weighted average of the high and low price of the Company’s shares on the date immediately preceding the date of the 2012 grants was $19.76. In the first twenty-six weeks of 2012, the Company recorded approximately $1.1 million in stock compensation costs related to the shares of restricted stock. As of June 24, 2012, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $6.8 million, which is expected to be recognized over a weighted average period of approximately 2.8 years taking into account potential forfeitures. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period.

5.	Income Taxes

The Company established a $59.5 million valuation allowance in 2008 against its then existing net deferred tax assets and credits as it was deemed the negative evidence outweighed the positive evidence and therefore the deferred tax assets would not likely be realized in future periods.

During the thirteen weeks ended June 26, 2011, the Company determined that it was more likely than not that its existing net deferred tax assets and tax credits would be realized after considering all positive and negative evidence. Positive evidence included cumulative profitability, future tax deductions and credits and a forecast of future taxable income sufficient to realize its existing net deferred tax assets prior to the expiration of existing net operating loss and credit carryforwards. Accordingly, the Company recorded an income tax benefit of $57.2 million related to the reduction of the valuation allowance against net deferred income tax assets in the thirteen weeks ended June 26, 2011. As of both June 24, 2012 and December 25, 2011, the Company did not carry a valuation allowance against its net deferred tax assets.

For the twenty-six weeks ended June 24, 2012, the Company recorded tax expense of $3.6 million, or 28.6% of pre-tax income. For the twenty-six weeks ended June 26, 2011, the Company recorded an income tax benefit of $56.9 million primarily related to the reduction of the valuation allowance.

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

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements — (Continued)

On May 24, 2012, the Company was named as a defendant in a class action lawsuit alleging certain violations of the Fair Labor Standards Act as well as certain Iowa wage and hours laws. The Company has answered the complaint and denied the allegations. The Company believes that it has meritorious defenses to these allegations and intends to continue to vigorously defend against them, including challenging the plaintiffs’ efforts to certify a class. Due to the preliminary nature of this matter, the Company cannot currently estimate with any degree of certainty the amount or range of potential loss relating to such action, if any.

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

Results of Operations

Thirteen Weeks Ended June 24, 2012 Compared to the Thirteen Weeks Ended June 26, 2011

The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenue.

	Thirteen Weeks Ended
	June 24, 2012	% of Revenues	June 26, 2011	% of Revenues	Change	% Change
			(dollars in thousands)
Revenues	$102,807	100%	$94,400	100%	$8,407	8.9%
Cost and expenses:
Cost of sales	26,482	25.8%	25,102	26.6%	1,380	5.5%
Labor	35,267	34.3%	31,679	33.6%	3,588	11.3%
Operating	15,764	15.3%	14,407	15.3%	1,357	9.4%
Occupancy	6,728	6.5%	6,310	6.7%	418	6.6%
General and administrative expenses	5,688	5.5%	4,869	5.2%	819	16.8%
Restaurant preopening costs	811	0.8%	1,058	1.1%	(247)	(23.3)%
Depreciation and amortization	4,663	4.5%	4,146	4.4%	517	12.5%

Total costs and expenses	95,403	92.8%	87,571	92.8%	7,832	8.9%

Income from operations	7,404	7.2%	6,829	7.2%	575	8.4%
Net interest expense	332	0.3%	441	0.5%	(109)	(24.7)%

Income before income taxes	7,072	6.9%	6,388	6.8%	684	10.7%
Income tax expense (benefit)	1,952	1.9%	(57,010)	(60.4)%	58,962	—

Net income	$5,120	5.0%	$63,398	67.2%	$(58,278)	(91.9)%

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.

Revenues. Revenues increased $8.4 million, or 8.9%, to $102.8 million for the thirteen weeks ended June 24, 2012, as compared to $94.4 million for the thirteen weeks ended June 26, 2011. The increase of $8.4 million was primarily due to an additional 119 operating weeks provided by seven new restaurants opened in the last thirty-nine weeks of 2011 and four new restaurants opened in the first twenty-six weeks of 2012. Also contributing to this increase was $0.1 million, or 0.1%, of growth in comparable restaurant revenues, which was driven by a 2.2% increase in average check and offset by a 2.1% decrease in guest counts. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations. Additionally, during the quarter, we opened one BRIO that we do not own but which we operate pursuant to a management agreement under which we receive a management fee. Other than this management fee, the operation of this restaurant has no impact on our financial statements.

For our BRAVO! brand, restaurant revenues decreased $0.1 million, or 0.1%, to $41.6 million for the thirteen weeks ended June 24, 2012 as compared to $41.7 million for the thirteen weeks ended June 26, 2011. Comparable revenues for the BRAVO! brand restaurants increased 0.6%, or $0.2 million, to $39.6 million for the thirteen weeks ended June 24, 2012 as compared to $39.4 million for the same period in 2011. Revenues for BRAVO! brand restaurants not included in the comparable revenue base decreased $0.3 million to $2.0 million for the thirteen weeks ended June 24, 2012. At June 24, 2012, there were 45 BRAVO! restaurants included in the comparable revenue base and two BRAVO! restaurants not included in the comparable revenue base.

For our BRIO brand, restaurant revenues increased $8.5 million, or 16.0%, to $61.2 million for the thirteen weeks ended June 24, 2012 as compared to $52.7 million for the thirteen weeks ended June 26, 2011. Comparable revenues for the BRIO brand restaurants decreased 0.3%, or $0.1 million, to $49.9 million for the thirteen weeks ended June 24, 2012 as compared to $50.0 million for the same period in 2011. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $8.6 million to $11.3 million for the thirteen weeks ended June 24, 2012. At June 24, 2012, there were 38 BRIO restaurants included in the comparable revenue base and 12 BRIO restaurants not included in the comparable revenue base.

Cost of Sales. Cost of sales increased $1.4 million, or 5.5%, to $26.5 million for the thirteen weeks ended June 24, 2012, as compared to $25.1 million for the thirteen weeks ended June 26, 2011. As a percentage of revenues, cost of sales decreased to 25.8% for the thirteen weeks ended June 24, 2012, from 26.6% for the thirteen weeks ended June 26, 2011. The decrease in cost of sales, as a percentage of revenues, was primarily a result of lower commodity costs for our grocery and dairy products in 2012 as compared to 2011 and the impact of a price increase. As a percentage of revenues, food costs decreased 0.7% but increased in total dollars by $1.1 million. Beverage costs decreased as a percentage of revenues by 0.1% but increased in total dollars by $0.3 million. The increase in these costs in total dollars is related to the growth in restaurants in 2012 due to the seven new restaurants opened in the last thirty-nine weeks of 2011 and the four new restaurants opened in the twenty-six weeks ending June 24, 2012.

Labor Costs. Labor costs increased $3.6 million, or 11.3%, to $35.3 million for the thirteen weeks ended June 24, 2012, as compared to $31.7 million for the thirteen weeks ended June 26, 2011. As a percentage of revenues, labor costs increased to 34.3% for the thirteen weeks ended June 24, 2012, from 33.6% for the thirteen weeks ended June 26, 2011. Higher labor costs as a percentage of revenues were driven by labor inefficiencies related to some of our newer restaurants as well as a modest amount of deleveraging.

Operating Costs. Operating costs increased $1.4 million, or 9.4%, to $15.8 million for the thirteen weeks ended June 24, 2012, as compared to $14.4 million for the thirteen weeks ended June 26, 2011. This increase was mainly due to an additional 119 operating weeks in 2012 as compared to 2011 resulting from the seven new restaurants opened in the last thirty-nine weeks of 2011 and the four new restaurants opened in 2012. As a percentage of revenues, operating costs remained flat at 15.3% for the thirteen weeks ended June 24, 2012 and June 26, 2011.

Occupancy Costs. Occupancy costs increased $0.4 million, or 6.6%, to $6.7 million for the thirteen weeks ended June 24, 2012, as compared to $6.3 million for the thirteen weeks ended June 26, 2011. The increase was due to the seven new restaurants opened in the last thirty-nine weeks of 2011 and the four new restaurants opened in 2012. As a percentage of revenues, occupancy costs decreased to 6.5% for the thirteen weeks ended June 24, 2012, from 6.7% for the thirteen weeks ended June 26, 2011.

General and Administrative. General and administrative expenses increased by $0.8 million, or 16.8%, to $5.7 million for the thirteen weeks ended June 24, 2012, as compared to $4.9 million for the thirteen weeks ended June 26, 2011. As a percentage of revenues, general and administrative expenses increased to 5.5% for the thirteen weeks ended June 24, 2012, from 5.2% for the thirteen weeks ended June 26, 2011. The increase was primarily related to higher stock compensation costs, travel and third party gift card related costs.

Restaurant Pre-opening Costs. Pre-opening costs decreased by approximately $0.3 million, to $0.8 million for the thirteen weeks ended June 24, 2012, as compared to $1.1 million for the thirteen weeks ended June 26, 2011. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended June 24, 2012, we opened one restaurant and had four additional restaurants under construction. During the thirteen weeks ended June 26, 2011, we opened one restaurant, converted one restaurant from a BRAVO! to a BRIO and had six additional restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.5 million, to $4.7 million for the thirteen weeks ended June 24, 2012 compared to approximately $4.2 million for the thirteen weeks ended June 26, 2011. The increase was due to growth of our restaurant base. As a percentage of revenues, depreciation and amortization expenses increased to 4.5% for the thirteen weeks ended June 24, 2012 as compared to 4.4% for the thirteen weeks ended June 26, 2011.

Net Interest Expense. Net interest expense decreased $0.1 million to $0.3 million for the thirteen weeks ended June 24, 2012 as compared to $0.4 million for the thirteen weeks ended June 26, 2011. This decrease was due to lower average outstanding debt for the thirteen weeks ended June 24, 2012 compared to the same period in the prior year.

Income Taxes. Income tax expense was $2.0 million for the thirteen weeks ended June 24, 2012 as compared to a $57.0 million income tax benefit for the thirteen weeks ended June 26, 2011. For the thirteen weeks ended June 24, 2012, our income tax rate was 27.6% primarily due to greater than anticipated tax credits reflected in our federal tax return filing. In the thirteen weeks ended June 26, 2011, the Company substantially reduced the valuation allowance previously provided against net deferred tax assets. As a result, the Company recorded a $57.2 million income tax benefit reflecting the adjustment to the valuation allowance. The tax benefit was offset by certain state and local income taxes of $0.2 million.

Non-GAAP Net Income. Modified Pro Forma Net Income and Modified Pro Forma Earnings Per Share are supplemental measures of our performance that are not required or presented in accordance with GAAP. We calculate non-GAAP measures by adjusting net income and net income per share for the impact of certain items that are reflected to show a year over year comparison taking into account the assumption that our initial public offering occurred and we became a public company on the first day of 2009, as well as excluding certain non-comparable items to facilitate the comparison of our past and present financial results. For the thirteen weeks ended June 24, 2012, there were no adjustments to net income of $5.1 million to arrive at Modified Pro Forma Net Income. However, for the thirteen weeks ended June 26, 2011, net income was decreased by $58.9 million to arrive at Modified Pro Forma Net Income of $4.5 million. The adjustments for the thirteen weeks ended June 26, 2011 included an increase to income tax expense of approximately $1.7 million to reflect an effective tax rate of 30% as well as a $57.2 million increase to income tax expense related to the reduction of the Company’s valuation allowance.

Twenty-Six Weeks Ended June 24, 2012 Compared to the Twenty-Six Weeks Ended June 26, 2011

The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenue.

	Twenty-Six Weeks Ended
	June 24, 2012	% of Revenues	June 26, 2011	% of Revenues	Change	% Change
			(dollars in thousands)
Revenues	$201,184	100%	$184,818	100%	$16,366	8.9%
Cost and expenses:
Cost of sales	52,119	25.9%	49,391	26.7%	2,728	5.5%
Labor	69,422	34.5%	62,163	33.6%	7,259	11.7%
Operating	30,663	15.2%	28,430	15.4%	2,233	7.9%
Occupancy	13,218	6.6%	12,160	6.6%	1,058	8.7%
General and administrative expenses	11,385	5.7%	10,882	5.9%	503	4.6%
Restaurant preopening costs	2,173	1.1%	1,601	0.9%	572	35.7%
Depreciation and amortization	9,076	4.5%	8,252	4.5%	824	10.0%

Total costs and expenses	188,056	93.5%	172,879	93.5%	15,177	8.8%

Income from operations	13,128	6.5%	11,939	6.5%	1,189	10.0%
Net interest expense	686	0.3%	921	0.5%	(235)	(25.5)%

Income before income taxes	12,442	6.2%	11,018	6.0%	1,424	12.9%
Income tax expense (benefit)	3,563	1.8%	(56,927)	(30.8)%	60,490	—

Net income	$8,879	4.4%	$67,945	36.8%	$(59,066)	(86.9)%

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.

Revenues. Revenues increased $16.4 million, or 8.9%, to $201.2 million for the twenty-six weeks ended June 24, 2012, as compared to $184.8 million for the twenty-six weeks ended June 26, 2011. The increase of $16.4 million was primarily due to an additional 211 operating weeks provided by eight new restaurants opened in 2011 and four new restaurants opened in the first twenty-six weeks of 2012. Also contributing to this increase was $0.3 million, or 0.1%, of growth in comparable restaurant revenues, which was driven by a 1.1% increase in average check and offset by a 1.0% decrease in guest counts. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations. Additionally, during the second quarter of 2012, we opened one BRIO that we do not own but which we operate pursuant to a management agreement under which we receive a management fee. Other than this management fee, the operation of this restaurant has no impact on our financial statements.

For our BRAVO! brand, restaurant revenues decreased $0.3 million, or 0.3%, to $81.9 million for the twenty-six weeks ended June 24, 2012 as compared to $82.2 million for the twenty-six weeks ended June 26, 2011. Comparable revenues for the BRAVO! brand restaurants increased 0.1%, or $0.1 million, to $77.9 million for the twenty-six weeks ended June 24, 2012 as compared to $77.8 million for the first twenty-six weeks of 2011. Revenues for BRAVO! brand restaurants not included in the comparable revenue base decreased $0.4 million to $4.0 million for the twenty-six weeks ended June 24, 2012. At June 24, 2012, there were 45 BRAVO! restaurants included in the comparable revenue base and two BRAVO! restaurants not included in the comparable revenue base.

For our BRIO brand, restaurant revenues increased $16.6 million, or 16.2%, to $119.2 million for the twenty-six weeks ended June 24, 2012 as compared to $102.6 million for the twenty-six weeks ended June 26, 2011. Comparable revenues for the BRIO brand restaurants increased 0.2%, or $0.2 million, to $99.0 million for the twenty-six weeks ended June 24, 2012 as compared to $98.8 million for the first twenty-six weeks of 2011. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $16.4 million to $20.3 million for the twenty-six weeks ended June 24, 2012. At June 24, 2012, there were 38 BRIO restaurants included in the comparable revenue base and 12 BRIO restaurants not included in the comparable revenue base.

Cost of Sales. Cost of sales increased $2.7 million, or 5.5%, to $52.1 million for the twenty-six weeks ended June 24, 2012, as compared to $49.4 million for the twenty-six weeks ended June 26, 2011. As a percentage of revenues, cost of sales decreased to 25.9% for the twenty-six weeks ended June 24, 2012, from 26.7% for the twenty-six weeks ended June 26, 2011. The decrease in cost of sales, as a percentage of revenues, was primarily a result of lower commodity costs for our produce and dairy products in 2012 as compared to 2011 and the impact of a price increase. As a percentage of revenues, food costs decreased 0.7% but increased in total dollars by $2.2 million. Beverage costs decreased as a percentage of revenues by 0.1% but increased in total dollars by $0.5 million. The increase in these costs in total dollars is related to the growth in restaurants in 2012 due to the eight new restaurant opened in 2011 and the four new restaurants opened in the first twenty-six weeks of 2012.

Labor Costs. Labor costs increased approximately $7.2 million, or 11.7%, to $69.4 million for the twenty-six weeks ended June 24, 2012, as compared to $62.2 million for the twenty-six weeks ended June 26, 2011. As a percentage of revenues, labor costs increased to 34.5% for the twenty-six weeks ended June 24, 2012, from 33.6% for the twenty-six weeks ended June 26, 2011. These increases were primarily the result of higher labor costs associated with some of our newer restaurants as well as higher state unemployment costs.

Operating Costs. Operating costs increased $2.3 million, or 7.9%, to $30.7 million for the twenty-six weeks ended June 24, 2012, as compared to $28.4 million for the twenty-six weeks ended June 26, 2011. This increase was mainly due to an additional 211 operating weeks in 2012 as compared to 2011 resulting from the eight new restaurants opened in 2011 and four new restaurants opened in 2012. As a percentage of revenues, operating costs decreased to 15.2% for the twenty-six weeks ended June 24, 2012, compared to 15.4% for the twenty-six weeks ended June 26, 2011. The decrease as a percentage of revenues was primarily related to lower debit card costs during the first twenty-six weeks of 2012 as compared to the same period in the prior year.

Occupancy Costs. Occupancy costs increased approximately $1.0 million, or 8.7%, to $13.2 million for the twenty-six weeks ended June 24, 2012, as compared to $12.2 million for the twenty-six weeks ended June 26, 2011. The increase was due to the eight new restaurants opened in 2011 and four new restaurants opened in the first twenty-six weeks of 2012. As a percentage of revenues, occupancy costs remained at 6.6% for both periods.

General and Administrative. General and administrative expenses increased by $0.5 million, or 4.6%, to $11.4 million for the twenty-six weeks ended June 24, 2012, as compared to $10.9 million for the twenty-six weeks ended June 26, 2011. The increase was primarily attributable to increases in wages and stock compensation costs as well as additional costs associated with training and travel. This was partially offset by $0.6 million of expenses incurred in connection with a secondary public offering of the Company’s common shares in the first quarter of 2011 for which there were no comparable charges in the first twenty-six weeks of 2012. As a percentage of revenues, general and administrative expenses decreased to 5.7% for the twenty-six weeks ended June 24, 2012, from 5.9% for the twenty-six weeks ended June 26, 2011.

Restaurant Pre-opening Costs. Pre-opening costs increased by approximately $0.6 million, to $2.2 million for the twenty-six weeks ended June 24, 2012, as compared to $1.6 million for the twenty-six weeks ended June 26, 2011. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the first twenty-six weeks of 2012, we opened four restaurants and had four additional restaurants under construction. During the first twenty-six weeks of 2011, we opened two restaurants, converted one restaurant from a BRAVO! to a BRIO and had six additional restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.8 million, to $9.1 million for the twenty-six weeks ended June 24, 2012 compared to $8.3 million for the twenty-six weeks ended June 26, 2011. The increase is primarily due to the growth of our restaurant base. As a percentage of revenues, depreciation and amortization expenses remained flat at 4.5% for the twenty-six weeks ended June 24, 2012 and for the twenty-six weeks ended June 26, 2011.

Net Interest Expense. Net interest expense decreased $0.2 million to $0.7 million for the twenty-six weeks ended June 24, 2012 as compared to $0.9 million for the twenty-six weeks ended June 26, 2011. This decrease was due to lower average outstanding debt in the first twenty-six weeks of 2012 compared to the same period in the prior year.

Income Taxes. Income tax expense was $3.6 million for the twenty-six weeks ended June 24, 2012 as compared to a $56.9 million income tax benefit for the twenty-six weeks ended June 26, 2011. For the twenty-six weeks ended June 24, 2012, our income tax rate was 28.6% primarily due to greater than anticipated tax credits reflected in our federal tax return filing. In the thirteen weeks ended June 26, 2011, the Company substantially reduced the valuation allowance previously provided against net deferred tax assets. As a result, the Company recorded a $57.2 million income tax benefit reflecting the adjustment to the valuation allowance. The tax benefit for the twenty-six weeks ended June 24, 2012, was offset by certain state and local income taxes of $0.3 million.

Non-GAAP Net Income. Modified Pro Forma Net Income and Modified Pro Forma Earnings Per Share are supplemental measures of our performance that are not required or presented in accordance with GAAP. We calculate non-GAAP measures by adjusting net income and net income per share for the impact of certain items that are reflected to show a year over year comparison taking into account the assumption that our initial public offering occurred and we became a public company on the first day of 2009, as well as excluding certain non-comparable items to facilitate the comparison of our past and present financial results. For the twenty-six weeks ended June 24, 2012, there were no adjustments to net income of $8.9 million to arrive at Modified Pro Forma Net Income. However, for the twenty-six weeks ended June 26, 2011, net income was decreased by $59.8 million to arrive at Modified Pro Forma Net Income of $8.1 million. The adjustments for the twenty-six weeks ended June 26, 2011 included an increase to income tax expense of $3.2 million to reflect an effective tax rate of 30%, a $57.2 million increase to income tax expense related to the reduction of the Company’s valuation allowance, and a decrease to general and administrative expenses by removing the costs of our secondary offering of $0.6 million, which was a one-time expense in 2011.

Liquidity

Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of June 24, 2012, we had approximately $3.6 million in cash and cash equivalents and approximately $37.2 million of availability under our senior credit facilities (after giving effect to $2.8 million of outstanding letters of credit at June 24, 2012). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.

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

The following table presents a summary of our cash flows for the twenty-six weeks ended June 24, 2012 and June 26, 2011 (in thousands):

	Twenty-Six Weeks Ended,
	June 24, 2012	June 26, 2011
Net cash provided by operating activities	$20,463	$20,439
Net cash used in investing activities	(18,493)	(12,093)
Net cash used in financing activities	(8,489)	(3,728)

Net (decrease) increase in cash and cash equivalents	(6,519)	4,618
Cash and cash equivalents at beginning of period	10,093	2,460

Cash and cash equivalents at end of period	$3,574	$7,078

Operating Activities. Net cash provided by operating activities was $20.5 million for the twenty-six weeks ended June 24, 2012, compared to $20.4 million for the twenty-six weeks ended June 26, 2011. The increase in net cash provided by operating activities in the first twenty-six weeks of 2012 compared to the same period in 2011 was due to an increase in cash receipts, primarily due to an increase in revenues, in excess of cash expenditures from the prior year. Cash receipts from operations for the first twenty-six weeks of 2012 and 2011 were $201.2 million and $186.2 million, respectively. Cash expenditures during the first twenty-six weeks of 2012 and 2011 were $180.4 million and $166.1 million, respectively. Additionally, we received tenant allowance payments from our landlords totaling $3.7 million for the first twenty-six weeks of 2012 as compared to $4.1 million for the same period in 2011.

Investing Activities. Net cash used in investing activities was $18.5 million for the twenty-six weeks ended June 24, 2012, compared to $12.1 million for the twenty-six weeks ended June 26, 2011. We invest cash to purchase property and equipment related to our restaurant expansion plans. The increase in spending was related to the timing of restaurant openings, the timing of spending related to our new restaurants as well as the number of restaurants that were opened during 2012 versus 2011. During the first twenty-six weeks of 2012, we opened four restaurants and had four additional restaurants under construction. In the first twenty-six weeks of 2011, we opened two restaurants, converted one restaurant from a BRAVO! to a BRIO and had six additional restaurants under construction.

Financing Activities. Net cash used in financing activities was $8.5 million for the twenty-six weeks ended June 24, 2012, compared to cash used in financing activities of $3.7 million for the twenty-six weeks ended June 26, 2011. For the twenty-six weeks ended June 24, 2012, we used $8.8 million to pay down the Company’s term debt, which was partially offset by $0.3 million in cash and tax benefits received during the first twenty-six weeks of 2012 related to stock option exercises. For the thirteen weeks ended June 26, 2011, we used $4.0 million to pay down the Company’s term loan, which was partially offset by $0.3 million in cash and tax benefits received during the first twenty-six weeks of 2011 related to stock option exercises.

As of June 24, 2012, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2012 to be in the range of approximately $10.0 million to $12.0 million, for a total of $25.0 million to $27.0 million for the year. This is primarily related to the opening of five additional restaurants in the last two quarters of 2012, the start of construction of restaurants to be opened in early 2013, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates spending approximately $2.7 million to $3.1 million in preopening costs for the remainder of 2012 for a total of approximately $4.9 million to $5.3 million for all of 2012.

Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $29.1 million at June 24, 2012, compared to a net working capital deficit of $26.3 million at December 25, 2011.

In connection with our initial public offering, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our credit agreement also requires us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At June 24, 2012, the Company was in compliance with its applicable financial covenants. Additionally, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.

Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR are payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest shall be payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of June 24, 2012, we had an outstanding principal balance of approximately $23.8 million on our term loan facility and no outstanding balance on our revolving credit facility.

Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that the cash flow from operating activities as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs over the same period.

Off-Balance Sheet Arrangements

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 24, 2012, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to the loans outstanding under our senior credit facilities, which are payable at variable rates.

At June 24, 2012, we had $23.8 million in debt outstanding under our term loan facility. Each eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in approximately $30,000 annual change in our interest expense.

Commodity Price Risk

We are exposed to market price fluctuation in some of our food product prices. Given the historical volatility of our food product prices, these fluctuations can materially impact our food and beverage costs. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We currently do not contract for any of our fresh seafood and we are unable to contract for some of our commodities such as certain produce items for periods longer than one week. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, we cannot immediately take into account changing costs of food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations related to any of our food product prices at this time.

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

Part II — Other Information

Item 1.	Legal Proceedings

See Note 6 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.	Risk Factors

There have been no material changes from our risk factors as previously reported in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Index

Exhibit Number	Description

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2012

Bravo Brio Restaurant Group, Inc.

By:	/s/ Saed Mohseni
Saed Mohseni
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)