Form 10-Q
period 2012-09-23
Bravo Brio Restaurant Group, Inc.
filed 2012-11-02
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2012

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

As of November 1, 2012, the latest practicable date, 19,743,248 of the registrant’s common shares, no par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of September 23, 2012 and December 25, 2011

(Dollars in thousands)

	September 23, 2012	December 25, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,919	$10,093
Accounts receivable	5,829	6,403
Tenant improvement allowance receivable	3,003	1,219
Inventories	2,587	2,767
Deferred income taxes, net	3,354	2,328
Prepaid expenses and other current assets	1,694	2,367

Total current assets	24,386	25,177

Property and equipment, net	177,185	163,208
Deferred income taxes, net	51,825	55,811
Other assets, net	4,287	3,430

Total assets	$257,683	$247,626

Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$13,498	$13,058
Accrued expenses	23,295	20,183
Current portion of long-term debt	2,366	1,714
Deferred lease incentives	6,122	5,639
Deferred gift card revenue	6,911	10,863

Total current liabilities	52,192	51,457

Deferred lease incentives	65,081	62,565
Long-term debt	21,058	30,857
Other long-term liabilities	20,774	18,163
Commitments and contingencies
Stockholders’ equity
Common shares, no par value per share - authorized, 100,000,000 shares; issued and outstanding, 19,684,284 at September 23, 2012 and 19,476,559 at December 25, 2011	195,322	193,034
Preferred shares, no par value per share - authorized, 5,000,000 shares; issued and outstanding, 0 shares at September 23, 2012 and December 25, 2011	—	—
Retained deficit	(96,744)	(108,450)

Total stockholders’ equity	98,578	84,584

Total liabilities and stockholders’ equity	$257,683	$247,626

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Thirteen and Thirty-Nine Weeks Ended September 23, 2012 and September 25, 2011 (Unaudited)

(All information in thousands except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Revenues	$95,921	$88,774	$297,105	$273,592

Costs and expenses
Cost of sales	25,045	23,617	77,164	73,008
Labor	33,528	30,730	102,950	92,893
Operating	15,089	13,958	45,752	42,388
Occupancy	6,230	5,587	19,448	17,747
General and administrative expenses	5,700	5,185	17,085	16,067
Restaurant preopening costs	1,442	1,281	3,615	2,882
Depreciation and amortization	4,689	4,303	13,765	12,555

Total costs and expenses	91,723	84,661	279,779	257,540

Income from operations	4,198	4,113	17,326	16,052
Interest expense, net	322	394	1,008	1,315

Income before income taxes	3,876	3,719	16,318	14,737
Income tax expense (benefit)	1,049	121	4,612	(56,806)

Net income	$2,827	$3,598	$11,706	$71,543

Net income per basic share	$0.14	$0.19	$0.60	$3.71

Net income per diluted share	$0.14	$0.18	$0.57	$3.48

Weighted average shares outstanding-basic	19,618	19,330	19,558	19,286

Weighted average shares outstanding-diluted	20,649	20,551	20,617	20,545

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Thirty-Nine Weeks Ended September 23, 2012 (Unaudited)

(Dollars in thousands)

	Common Shares		Retained Deficit	Stockholders’ Equity
	Shares	Amount
Balance — December 25, 2011	19,476,559	$193,034	$(108,450)	$84,584

Net income	—	—	11,706	11,706
Proceeds from the exercise of stock options	206,971	295	—	295
Excess tax benefit related to share based payments	—	279	—	279
Issuance of restricted stock	1,250	—	—	—
Shares withheld from restricted stock vesting for minimum tax withholdings	(496)	(9)	—	(9)
Share-based compensation costs	—	1,723	—	1,723

Balance — September 23, 2012	19,684,284	$195,322	$(96,744)	$98,578

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Thirty-Nine Weeks Ended September 23, 2012 and September 25, 2011 (Unaudited)

(Dollars in thousands)

	Thirty-Nine Weeks Ended
	September, 23 2012	September 25, 2011
Cash flows from operating activities:
Net income	$11,706	$71,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,041	12,836
Loss on disposals of property and equipment	295	361
Amortization of deferred lease incentives	(4,521)	(4,143)
Share-based compensation costs	1,723	1,294
Deferred income taxes	2,960	(57,905)
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	(1,210)	(2,304)
Inventories	180	177
Prepaid expenses and other current assets	673	561
Trade and construction payables	(671)	(329)
Deferred lease incentives	7,520	10,500
Deferred gift card revenue	(3,952)	(4,047)
Other accrued expenses	3,112	1,901
Other — net	1,432	1,610

Net cash provided by operating activities	33,288	32,055

Cash flows from investing activities:
Purchase of property and equipment	(26,880)	(22,258)

Net cash used in investing activities	(26,880)	(22,258)

Cash flows from financing activities:
Payments on long-term debt	(9,147)	(8,000)
Proceeds from the exercise of stock options	295	162
Excess tax benefit related to share based payments	279	321
Shares withheld from restricted stock vesting for minimum tax withholdings	(9)	—

Net cash used in financing activities	(8,582)	(7,517)

Net (decrease) increase in cash and cash equivalents	(2,174)	2,280
Cash and cash equivalents — beginning of period	10,093	2,460

Cash and cash equivalents — end of period	$7,919	$4,740

Supplemental disclosures of cash flow information:
Interest paid	772	1,087
Income taxes paid	1,500	1,162
Property financed by trade and construction payables	3,090	4,595

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

Description of Business — As of September 23, 2012, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 101 restaurants, under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan GrilleTM,” and “Bon Vie®.” Of the 101 restaurants the Company operates, there are 48 Bravo! Cucina Italiana® (“BRAVO”) restaurants, 52 Brio Tuscan GrilleTM (“BRIO”) restaurants and one Bon Vie® restaurant in operation in 31 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the thirty-nine weeks ended September 23, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2012.

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

2. Net Income Per Share

Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares. At September 23, 2012 and September 25, 2011, all outstanding stock options and restricted stock were included in the dilutive calculation.

(all information in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Net income	$2,827	$3,598	$11,706	$71,543

Weighted average common shares outstanding	19,618	19,330	19,558	19,286
Effect of dilutive securities:
Stock options	958	1,104	998	1,155
Restricted stock	73	117	61	104

Weighted average common and potentially issuable common shares outstanding - diluted	20,649	20,551	20,617	20,545

Basic net income per common share	$0.14	$0.19	$0.60	$3.71

Diluted net income per common share	$0.14	$0.18	$0.57	$3.48

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements – (Continued)

3. Long-Term Debt

Long-term debt at September 23, 2012 and December 25, 2011 consisted of the following (in thousands):

	September 23, 2012	December, 25 2011
Total term loan	$23,424	$32,571
Less current maturities	2,366	1,714

Long-term debt	$21,058	$30,857

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

The credit agreement provides for a bank guarantee under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of September 23, 2012, the maximum exposure under these standby letters of credit was $2.8 million.

Pursuant to the credit agreement, the Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. At September 23, 2012, the Company was in compliance with its applicable financial covenants.

On October 9, 2012, the Company entered into an amendment to its credit agreement. The amendment eliminated dollar restrictions in paying dividends, distributions to shareholders, or repurchasing its common shares subject to the defined leverage ratio.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements – (Continued)

4. Stock Based Compensation

2006 Plan

Stock option activity for the thirty-nine weeks ended September 23, 2012 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 25, 2011	1,260,825	$1.44
Exercised	(206,971)	$1.42
Granted	—	$—
Forfeited	—	$—

Outstanding at September 23, 2012	1,053,854	$1.45

Exercisable at September 23, 2012	1,053,854	$1.45

At September 23, 2012, the weighted-average remaining contractual term of options outstanding was approximately 4.2 years and all of the options were exercisable. Each outstanding option was awarded under the 2006 Plan (as defined below). Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at September 23, 2012 was $14.3 million.

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

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements – (Continued)

Stock Incentive Plan

In October 2010, the Company adopted the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”).

Restricted stock activity for the thirty-nine weeks ended September 23, 2012 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 25, 2011	318,531	$16.99
Granted	157,000	$19.76
Vested	(1,250)	$22.41
Forfeited	(7,875)	$16.90

Outstanding at September 23, 2012	466,406	$17.91

Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. For the thirty-nine weeks ended September 23, 2012, a total of 157,000 shares of restricted stock have been granted to employees and directors of the Company pursuant to the Stock Incentive Plan. The weighted average of the high and low price of the Company’s shares on the date immediately preceding each 2012 grant date was $19.76. In the first thirty-nine weeks of 2012, the Company recorded approximately $1.7 million in stock compensation costs related to the shares of restricted stock. As of September 23, 2012, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $6.2 million, which is expected to be recognized over a weighted average period of approximately 2.5 years taking into account potential forfeitures. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. In conjunction with the shares that have vested in 2012, 496 shares were withheld to cover tax obligations of the recipient at a price of $17.54 per share, which was the average of the high and low price of the Company’s shares on the date immediately preceding the vesting date of the shares.

5. Income Taxes

The Company established a $59.5 million valuation allowance in 2008 against its then existing net deferred tax assets and credits as it was deemed the negative evidence outweighed the positive evidence that the deferred tax assets would not likely be realized in future periods.

During the thirteen weeks ended June 26, 2011, the Company determined that it was more likely than not that its existing net deferred tax assets and tax credits would be realized after considering all positive and negative evidence. Positive evidence included cumulative profitability, future tax deductions and credits and a forecast of future taxable income sufficient to realize its existing net deferred tax assets prior to the expiration of existing net operating loss and credit carryforwards. Accordingly, the Company recorded an income tax benefit of $57.2 million related to the reduction of the valuation allowance against net deferred income tax assets in the thirteen weeks ended June 26, 2011. As of both September 23, 2012 and December 25, 2011, the Company did not carry a valuation allowance against its net deferred tax assets.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements – (Continued)

For the thirty-nine weeks ended September 23, 2012, the Company recorded tax expense of $4.6 million, or 28.3% of pre-tax income. For the thirty-nine weeks ended September 25, 2011, the Company recorded an income tax benefit of $56.8 million primarily related to the reduction of the valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is currently being audited by the Internal Revenue Service for the fiscal year ended December 26, 2010. The Company does not anticipate any material changes occurring as a result of this audit.

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

7. Subsequent Events

On October 17, 2012, the Board of Directors of the Company approved the terms of a share repurchase plan (the “Share Repurchase Plan”), under which the Company is authorized to repurchase up to $20 million of its common shares in open market and privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Share Repurchase Plan was declared effective October 26, 2012, is subject to the Company’s pre-existing blackout periods, and expires on December 29, 2013.

The timing and number of shares to be repurchased pursuant to the Share Repurchase Plan are subject to a number of factors, including legal constraints, available cash and covenants under the Company’s credit agreement that limit share repurchases based on a defined leverage ratio as described in Note 3. Common shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by the Company. The Company will make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, an ongoing review of its capital structure and cost of capital, its share price and current market conditions.

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

Results of Operations

Thirteen Weeks Ended September 23, 2012 Compared to the Thirteen Weeks Ended September 25, 2011

The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenues.

	Thirteen Weeks Ended
	September 23, 2012	% of Revenues	September 25, 2011	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$95,921	100%	$88,774	100%	$7,147	8.1%
Cost and expenses:
Cost of sales	25,045	26.1%	23,617	26.6%	1,428	6.0%
Labor	33,528	35.0%	30,730	34.6%	2,798	9.1%
Operating	15,089	15.7%	13,958	15.7%	1,131	8.1%
Occupancy	6,230	6.5%	5,587	6.3%	643	11.5%
General and administrative expenses	5,700	5.9%	5,185	5.8%	515	9.9%
Restaurant preopening costs	1,442	1.5%	1,281	1.4%	161	12.6%
Depreciation and amortization	4,689	4.9%	4,303	4.8%	386	9.0%

Total costs and expenses	91,723	95.6%	84,661	95.4%	7,062	8.3%

Income from operations	4,198	4.4%	4,113	4.6%	85	2.1%
Interest expense, net	322	0.3%	394	0.4%	(72)	(18.3)%

Income before income taxes	3,876	4.0%	3,719	4.2%	157	4.2%
Income tax expense	1,049	1.1%	121	0.1%	928	—

Net income	$2,827	2.9%	$3,598	4.1%	$(771)	(21.4)%

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.

Revenues. Revenues increased approximately $7.1 million, or 8.1%, to $95.9 million for the thirteen weeks ended September 23, 2012, as compared to $88.8 million for the thirteen weeks ended September 25, 2011. The increase of $7.1 million was primarily due to an additional 116 operating weeks provided by six new restaurants opened in the last twenty-six weeks of 2011 and seven new restaurants opened in the first thirty-nine weeks of 2012. The increase in operating weeks was partially offset by a decrease of $0.7 million, or 0.9%, related to a decline in comparable restaurant revenues. This decrease was driven by a 3.4% decrease in guest counts and partially offset by a $0.59 increase in average check. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations. Additionally, during the second quarter of 2012, we opened one BRIO that we do not own but which we operate pursuant to a management agreement under which we receive a management fee. Other than our receipt of this management fee, the operation of this restaurant has no impact on our financial statements.

For our BRAVO! brand, restaurant revenues increased $0.1 million, or 0.1%, to $39.2 million for the thirteen weeks ended September 23, 2012 as compared to $39.1 million for the thirteen weeks ended September 25, 2011. Comparable revenues for the BRAVO! brand restaurants decreased 0.5%, or $0.2 million, to $37.2 million for the thirteen weeks ended September 23, 2012 as compared to $37.4 million for the same period in 2011. Revenues for BRAVO! brand restaurants not included in the comparable revenue base increased $0.3 million to $2.0 million for the thirteen weeks ended September 23, 2012. At September 23, 2012, there were 45 BRAVO! restaurants included in the comparable revenue base and three BRAVO! restaurants not included in the comparable revenue base.

For our BRIO brand, restaurant revenues increased $7.0 million, or 14.1%, to $56.6 million for the thirteen weeks ended September 23, 2012 as compared to $49.6 million for the thirteen weeks ended September 25, 2011. Comparable revenues for the BRIO brand restaurants decreased 1.1%, or $0.5 million, to $46.2 million for the thirteen weeks ended September 23, 2012 as compared to $46.7 million for the same period in 2011. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $7.5 million to $10.4 million for the thirteen weeks ended September 23, 2012. At September 23, 2012, there were 39 BRIO restaurants included in the comparable revenue base and 13 BRIO restaurants not included in the comparable revenue base.

Cost of Sales. Cost of sales increased $1.4 million, or 6.0%, to $25.0 million for the thirteen weeks ended September 23, 2012, as compared to $23.6 million for the thirteen weeks ended September 25, 2011. As a percentage of revenues, cost of sales decreased to 26.1% for the thirteen weeks ended September 23, 2012, from 26.6% for the thirteen weeks ended September 25, 2011. The decrease in cost of sales, as a percentage of revenues, was a result of lower commodity costs for our grocery and dairy products in 2012 as compared to 2011 and an increase in average check. As a percentage of revenues, food costs decreased 0.5% but increased in total dollars by $1.1 million. Beverage costs were flat as a percentage of revenues and increased in total dollars by $0.3 million. The increase in these costs in total dollars was related to the growth in restaurants in 2012 due to the six new restaurants opened in the last twenty-six weeks of 2011 and seven new restaurants opened in the first thirty-nine weeks of 2012.

Labor Costs. Labor costs increased $2.8 million, or 9.1%, to $33.5 million for the thirteen weeks ended September 23, 2012, as compared to $30.7 million for the thirteen weeks ended September 25, 2011. As a percentage of revenues, labor costs increased to 35.0% for the thirteen weeks ended September 23, 2012, from 34.6% for the thirteen weeks ended September 25, 2011. Higher labor costs as a percentage of revenues were driven by labor inefficiencies related to our newer restaurants as well as a modest amount of deleveraging.

Operating Costs. Operating costs increased $1.1 million, or 8.1%, to $15.1 million for the thirteen weeks ended September 23, 2012, as compared to $14.0 million for the thirteen weeks ended September 25, 2011. This increase was mainly due to an additional 116 operating weeks provided by six new restaurants opened in the last twenty-six weeks of 2011 and seven new restaurants opened in the first thirty-nine weeks of 2012. As a percentage of revenues, operating costs remained flat at 15.7% for the thirteen weeks ended September 23, 2012 and September 25, 2011.

Occupancy Costs. Occupancy costs increased $0.6 million, or 11.5%, to $6.2 million for the thirteen weeks ended September 23, 2012, as compared to $5.6 million for the thirteen weeks ended September 25, 2011. The increase was due to the six new restaurants opened in the last twenty-six weeks of 2011 and the seven new restaurants opened in the first thirty-nine weeks of 2012. As a percentage of revenues, occupancy costs increased to 6.5% for the thirteen weeks ended September 23, 2012, from 6.3% for the thirteen weeks ended September 25, 2011.

General and Administrative. General and administrative expenses increased by $0.5 million, or 9.9%, to $5.7 million for the thirteen weeks ended September 23, 2012, as compared to $5.2 million for the thirteen weeks ended September 25, 2011. As a percentage of revenues, general and administrative expenses increased to 5.9% for the thirteen weeks ended September 23, 2012, from 5.8% for the thirteen weeks ended September 25, 2011. The increase was primarily related to higher stock compensation costs, wages, travel and third party gift card distribution costs.

Restaurant Pre-opening Costs. Pre-opening costs increased by approximately $0.2 million, to $1.4 million for the thirteen weeks ended September 23, 2012, as compared to the thirteen weeks ended September 25, 2011. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended September 23, 2012, we opened three restaurants and had three additional restaurants under construction. During the thirteen weeks ended September 25, 2011, we opened two restaurants and had seven additional restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.4 million, to $4.7 million for the thirteen weeks ended September 23, 2012 compared to approximately $4.3 million for the thirteen weeks ended September 25, 2011. The increase was due to the growth in our restaurant base. As a percentage of revenues, depreciation and amortization expenses increased to 4.9% for the thirteen weeks ended September 23, 2012 as compared to 4.8% for the thirteen weeks ended September 25, 2011.

Interest Expense, Net. Net interest expense decreased $0.1 million to $0.3 million for the thirteen weeks ended September 23, 2012 as compared to $0.4 million for the thirteen weeks ended September 25, 2011. This decrease was due to lower average outstanding debt for the thirteen weeks ended September 23, 2012 compared to the same period in the prior year.

Income Taxes. Income tax expense was $1.0 million for the thirteen weeks ended September 23, 2012 as compared to a $0.1 million income tax expense for the thirteen weeks ended September 25, 2011. For the thirteen weeks ended September 23, 2012, our income tax rate was 27.1% primarily due to adjustments from our state tax return filings. In the second quarter of 2011, we substantially reduced the valuation allowance previously provided against net deferred tax assets. Throughout the remainder of 2011, we reduced the rest of our valuation allowance against our net deferred tax assets but recorded tax expenses incurred at the state and local level in 2011.

Non-GAAP Net Income. Modified Pro Forma Net Income is a supplemental measure of our performance that is not required or presented in accordance with GAAP. We calculate this non-GAAP measure by adjusting net income for the impact of certain items that are reflected to show a year over year comparison taking into account the assumption that our initial public offering occurred and we became a public company on the first day of 2009, as well as the exclusion of certain non-comparable items to facilitate the comparison of our past and present financial results. For the thirteen weeks ended September 23, 2012, there were no adjustments to net income of $2.8 million to arrive at Modified Pro Forma Net Income. However, for the thirteen weeks ended September 25, 2011, net income was decreased by $1.0 million to arrive at Modified Pro Forma Net Income of $2.6 million. The adjustment for the thirteen weeks ended September 25, 2011 was an increase to income tax expense of $1.0 million to reflect an estimated effective tax rate of 30%.

Thirty-nine Weeks Ended September 23, 2012 Compared to the Thirty-nine Weeks Ended September 25, 2011

The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenues.

	Thirty-Nine Weeks Ended
	September 23, 2012	% of Revenues	September 25, 2011	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$297,105	100%	$273,592	100%	$23,513	8.6%
Cost and expenses:
Cost of sales	77,164	26.0%	73,008	26.7%	4,156	5.7%
Labor	102,950	34.7%	92,893	34.0%	10,057	10.8%
Operating	45,752	15.4%	42,388	15.5%	3,364	7.9%
Occupancy	19,448	6.5%	17,747	6.5%	1,701	9.6%
General and administrative expenses	17,085	5.8%	16,067	5.9%	1,018	6.3%
Restaurant preopening costs	3,615	1.2%	2,882	1.1%	733	25.4%
Depreciation and amortization	13,765	4.6%	12,555	4.6%	1,210	9.6%

Total costs and expenses	279,779	94.2%	257,540	94.1%	22,239	8.6%

Income from operations	17,326	5.8%	16,052	5.9%	1,274	7.9%
Interest expense, net	1,008	0.3%	1,315	0.5%	(307)	(23.3)%

Income before income taxes	16,318	5.5%	14,737	5.4%	1,581	10.7%
Income tax expense (benefit)	4,612	1.6%	(56,806)	(20.8)%	61,418	—

Net income	$11,706	3.9%	$71,543	26.1%	$(59,837)	(83.6)%

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.

Revenues. Revenues increased $23.5 million, or 8.6%, to $297.1 million for the thirty-nine weeks ended September 23, 2012, as compared to $273.6 million for the thirty-nine weeks ended September 25, 2011. The increase of $23.5 million was primarily due to an additional 327 operating weeks provided by eight new restaurants opened in 2011 and seven new restaurants opened in the first thirty-nine weeks of 2012. This increase was offset by $0.5 million, or 0.2%, decline in comparable restaurant revenues, which was driven by a 1.8% decrease in guest counts and offset by a $0.37 increase in average check. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations. Additionally, during the second quarter of 2012, we opened one BRIO that we do not own but which we operate pursuant to a management agreement under which we receive a management fee. Other than our receipt of this management fee, the operation of this restaurant has no impact on our financial statements.

For our BRAVO! brand, restaurant revenues decreased $0.2 million, or 0.2%, to $121.1 million for the thirty-nine weeks ended September 23, 2012 as compared to $121.3 million for the thirty-nine weeks ended September 25, 2011. Comparable revenues for the BRAVO! brand restaurants decreased 0.1%, or $0.1 million, to $115.1 million for the thirty-nine weeks ended September 23, 2012 as compared to $115.2 million for the first thirty-nine weeks of 2011. Revenues for BRAVO! brand restaurants not included in the comparable revenue base decreased $0.1 million to $6.0 million for the thirty-nine weeks ended September 23, 2012. At September 23, 2012, there were 45 BRAVO! restaurants included in the comparable revenue base and three BRAVO! restaurants not included in the comparable revenue base.

For our BRIO brand, restaurant revenues increased $23.6 million, or 15.5%, to $175.9 million for the thirty-nine weeks ended September 23, 2012 as compared to $152.3 million for the thirty-nine weeks ended September 25, 2011. Comparable revenues for the BRIO brand restaurants decreased 0.2%, or $0.4 million, to $145.2 million for the thirty-nine weeks ended September 23, 2012 as compared to $145.6 million for the first thirty-nine weeks of 2011. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $24.0 million to $30.7 million for the thirty-nine weeks ended September 23, 2012. At September 23, 2012, there were 39 BRIO restaurants included in the comparable revenue base and 13 BRIO restaurants not included in the comparable revenue base.

Cost of Sales. Cost of sales increased $4.2 million, or 5.7%, to $77.2 million for the thirty-nine weeks ended September 23, 2012, as compared to $73.0 million for the thirty-nine weeks ended September 25, 2011. As a percentage of revenues, cost of sales decreased to 26.0% for the thirty-nine weeks ended September 23, 2012, from 26.7% for the thirty-nine weeks ended September 25, 2011. The decrease in cost of sales, as a percentage of revenues, was primarily a result of lower commodity costs for our grocery, dairy and produce products in 2012 as compared to 2011 and an increase in average check. As a percentage of revenues, food costs decreased 0.6% but increased in total dollars by $3.3 million. Beverage costs decreased as a percentage of revenues by 0.1% but increased in total dollars by $0.9 million. The increase in these costs in total dollars was related to the growth in restaurants in 2012 due to the eight new restaurant opened in 2011 and the seven new restaurants opened in the first thirty-nine weeks of 2012.

Labor Costs. Labor costs increased approximately $10.1 million, or 10.8%, to $103.0 million for the thirty-nine weeks ended September 23, 2012, as compared to $92.9 million for the thirty-nine weeks ended September 25, 2011. As a percentage of revenues, labor costs increased to 34.7% for the thirty-nine weeks ended September 23, 2012, from 34.0% for the thirty-nine weeks ended September 25, 2011. These increases were primarily the result of higher labor costs associated with some of our newer restaurants, a modest amount of deleveraging as well as higher state unemployment costs.

Operating Costs. Operating costs increased $3.4 million, or 7.9%, to $45.8 million for the thirty-nine weeks ended September 23, 2012, as compared to $42.4 million for the thirty-nine weeks ended September 25, 2011. This increase was mainly due to an additional 327 operating weeks in 2012 as compared to 2011 resulting from the eight new restaurants opened in 2011 and seven new restaurants opened in 2012. As a percentage of revenues, operating costs decreased to 15.4% for the thirty-nine weeks ended September 23, 2012, compared to 15.5% for the thirty-nine weeks ended September 25, 2011. The decrease as a percentage of revenues was primarily related to lower debit card costs during the first thirty-nine weeks of 2012 as compared to the same period in the prior year.

Occupancy Costs. Occupancy costs increased approximately $1.7 million, or 9.6%, to $19.4 million for the thirty-nine weeks ended September 23, 2012, as compared to $17.7 million for the thirty-nine weeks ended September 25, 2011. The increase was due to the eight new restaurants opened in 2011 and seven new restaurants opened in the first thirty-nine weeks of 2012. As a percentage of revenues, occupancy costs remained flat at 6.5% for both periods.

General and Administrative. General and administrative expenses increased by $1.0 million, or 6.3%, to $17.1 million for the thirty-nine weeks ended September 23, 2012, as compared to $16.1 million for the thirty-nine weeks ended September 25, 2011. The increase was primarily attributable to increases in wages and stock compensation costs as well as additional costs associated with travel and third party gift card distribution costs. This was partially offset by $0.6 million of expenses incurred in connection with a secondary public offering of the Company’s common shares in the first quarter of 2011 for which there were no comparable charges in the first thirty-nine weeks of 2012. As a percentage of revenues, general and administrative expenses decreased to 5.8% for the thirty-nine weeks ended September 23, 2012 from 5.9% for the thirty-nine weeks ended September 25, 2011.

Restaurant Pre-opening Costs. Pre-opening costs increased by approximately $0.7 million, to $3.6 million for the thirty-nine weeks ended September 23, 2012, as compared to $2.9 million for the thirty-nine weeks ended September 25, 2011. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the first thirty-nine weeks of 2012, we opened seven restaurants and had three additional restaurants under construction. During the first thirty-nine weeks of 2011, we opened four restaurants, converted one restaurant from a BRAVO! to a BRIO and had seven additional restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased $1.2 million, to $13.8 million for the thirty-nine weeks ended September 23, 2012 compared to $12.6 million for the thirty-nine weeks ended September 25, 2011. The increase was primarily due to the growth in our restaurant base. As a percentage of revenues, depreciation and amortization expenses remained flat at 4.6% for the thirty-nine weeks ended September 23, 2012 and for the thirty-nine weeks ended September 25, 2011.

Interest Expense, Net. Net interest expense decreased $0.3 million to $1.0 million for the thirty-nine weeks ended September 23, 2012 as compared to $1.3 million for the thirty-nine weeks ended September 25, 2011. This decrease was due to lower average outstanding debt in the first thirty-nine weeks of 2012 compared to the same period in the prior year.

Income Taxes. Income tax expense was $4.6 million for the thirty-nine weeks ended September 23, 2012 as compared to a $56.8 million income tax benefit for the thirty-nine weeks ended September 25, 2011. For the thirty-nine weeks ended September 23, 2012, our income tax rate was 28.3% primarily due to greater than anticipated tax credits reflected in our federal and state tax return filings. In the thirteen weeks ended June 26, 2011, we substantially reduced the valuation allowance previously provided against net deferred tax assets. As a result, we recorded a $57.2 million income tax benefit reflecting the adjustment to the valuation allowance. The tax benefit for the thirty-nine weeks ended September 25, 2011 was offset by certain state and local income taxes of $0.4 million.

Non-GAAP Net Income. Modified Pro Forma Net Income is a supplemental measure of our performance that is not required or presented in accordance with GAAP. We calculate this non-GAAP measure by adjusting net income for the impact of certain items that are reflected to show a year over year comparison taking into account the assumption that our initial public offering occurred and we became a public company on the first day of 2009, as well as the exclusion of certain non-comparable items to facilitate the comparison of our past and present financial results. For the thirty-nine weeks ended September 23, 2012, there were no adjustments to net income of $11.7 million to arrive at Modified Pro Forma Net Income. However, for the thirty-nine weeks ended September 25, 2011, net income was decreased by $60.8 million to arrive at Modified Pro Forma Net Income of $10.7 million. The adjustments for the thirty-nine weeks ended September 25, 2011 included an increase to income tax expense of $4.2 million to reflect an effective tax rate of 30%, a $57.2 million increase to income tax expense related to the reduction of our valuation allowance, and a decrease to general and administrative expenses by removing the costs of our secondary offering of $0.6 million, which was a one-time expense in 2011.

Liquidity

Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of September 23, 2012, we had approximately $7.9 million in cash and cash equivalents and approximately $37.2 million of availability under our senior credit facilities (after giving effect to $2.8 million of outstanding letters of credit at September 23, 2012). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.

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

The following table presents a summary of our cash flows for the thirty-nine weeks ended September 23, 2012 and September 25, 2011 (in thousands):

	Thirty-Nine Weeks Ended,
	September 23, 2012	September 25, 2011
Net cash provided by operating activities	$33,288	$32,055
Net cash used in investing activities	(26,880)	(22,258)
Net cash used in financing activities	(8,582)	(7,517)

Net (decrease) increase in cash and cash equivalents	(2,174)	2,280
Cash and cash equivalents at beginning of period	10,093	2,460

Cash and cash equivalents at end of period	$7,919	$4,740

Operating Activities. Net cash provided by operating activities was $33.3 million for the thirty-nine weeks ended September 23, 2012, compared to $32.1 million for the thirty-nine weeks ended September 25, 2011. The increase in net cash provided by operating activities in the first thirty-nine weeks of 2012 compared to the same period in 2011 was due to an increase in cash receipts, primarily due to an increase in revenues, in excess of cash expenditures from the prior year. Cash receipts from operations for the first thirty-nine weeks of 2012 and 2011 were $297.1 million and $275.0 million, respectively. Cash expenditures during the first thirty-nine weeks of 2012 and 2011 were $264.3 million and $245.5 million, respectively. We also received tenant allowance payments from our landlords totaling $5.7 million for the first thirty-nine weeks of 2012 as compared to $8.6 million for the same period in 2011. Additionally, the Company paid cash bonuses totaling $1.7 million for the first thirty-nine weeks of 2012 as compared to $2.4 million paid in the first thirty nine weeks of 2011.

Investing Activities. Net cash used in investing activities was $26.9 million for the thirty-nine weeks ended September 23, 2012, compared to $22.3 million for the thirty-nine weeks ended September 25, 2011. We invest cash to purchase property and equipment related to our restaurant expansion plans. The increase in spending was related to the timing of restaurant openings, the timing of spending related to our new restaurants as well as the number of restaurants that were opened during 2012 versus 2011. During the first thirty-nine weeks of 2012, we opened seven restaurants and had three additional restaurants under construction. In the first thirty-nine weeks of 2011, we opened four restaurants, converted one restaurant from a BRAVO! to a BRIO and had seven additional restaurants under construction.

Financing Activities. Net cash used in financing activities was $8.6 million for the thirty-nine weeks ended September 23, 2012, compared to cash used in financing activities of $7.5 million for the thirty-nine weeks ended September 25, 2011. For the thirty-nine weeks ended September 23, 2012, we used $9.1 million to pay down the Company’s term loan, which was partially offset by approximately $0.5 million in cash and tax benefits received during the first thirty-nine weeks of 2012 related to stock option exercises. For the thirty-nine weeks ended September 25, 2011, we used $8.0 million to pay down the Company’s term loan, which was partially offset by $0.5 million in cash and tax benefits received during the first thirty-nine weeks of 2011 related to stock option exercises.

On October 17, 2012, the Board of Directors of the Company approved the terms of a share repurchase plan (the “Share Repurchase Plan”), under which the Company is authorized to repurchase up to $20 million of its common shares in open market and privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Share Repurchase Plan was declared effective October 26, 2012, is subject to the Company’s pre-existing blackout periods, and expires on December 29, 2013. The timing and number of common shares to be repurchased pursuant to the Share Repurchase Plan are subject to a number of factors, including legal constraints, available cash and covenants under our credit agreement that limit share repurchases based on a defined leverage ratio.

As of September 23, 2012, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2012 to be in the range of approximately $4.0 million to $6.0 million, for a total of $25.0 million to $27.0 million for the year. This is primarily related to the opening of two additional restaurants in the last quarter of 2012, the start of construction of restaurants to be opened in early 2013, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates spending approximately $1.3 million to $1.7 million in preopening costs for the remainder of 2012 for a total of approximately $4.9 million to $5.3 million for all of 2012.

Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $27.8 million at September 23, 2012, compared to a net working capital deficit of $26.3 million at December 25, 2011.

In connection with our initial public offering, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million

(including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our credit agreement also requires us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At September 23, 2012, the Company was in compliance with its applicable financial covenants. Additionally, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.

Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR are payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest shall be payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of September 23, 2012, we had an outstanding principal balance of approximately $23.4 million on our term loan facility and no outstanding balance on our revolving credit facility.

Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that the cash flow from operating activities as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs over the same period.

Off-Balance Sheet Arrangements

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 23, 2012, we were not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

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

At September 23, 2012, we had $23.4 million in debt outstanding under our term loan facility. Each eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in approximately $29,000 annual change in our interest expense.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

Information concerning common shares repurchased during the thirteen weeks ended September 23, 2012 is below. All shares were purchased to satisfy tax withholding obligations upon vesting of restricted stock awards.

Bravo Brio Restaurant Group Accounting Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Share Repurchase Authorization	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
6/25/2012-7/22/2012	—	$—	—	—	—
7/23/2012-8/19/2012	496	17.54	—	—	—
8/20/2012-9/23/2012	—	—	—	—	—

Total for the Quarter	496	$17.54

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

Date: November 2, 2012

Bravo Brio Restaurant Group, Inc.

By:	/s/ Saed Mohseni
Saed Mohseni
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)