Form 10-K
period 2012-12-30
Bravo Brio Restaurant Group, Inc.
filed 2013-03-05
CIK 1495479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.  Yes  ☐    NO  ☒

As of June 24, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $335.0 million based on the number of shares held as of June 24, 2012, and the last reported sale price of the registrant’s common shares as of June 24, 2012.

As of March 4, 2013, the latest practicable date, 19,608,256 of the registrant’s common shares, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2013.

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

Basis of Presentation

We utilize a typical restaurant 52- or 53-week fiscal year ending on the last Sunday in the calendar year. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2012,” “fiscal 2012,” “fiscal year 2012” or similar references refer to the fiscal year ended December 30, 2012, which was a 53 week year.

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

Bravo Brio Restaurant Group, Inc. was incorporated in July 1987 as an Ohio corporation under the name Belden Village Venture, Inc. Our name was changed to Bravo Cucina of Dayton, Inc. in September 1995, to Bravo Development, Inc. in December 1998 and to Bravo Brio Restaurant Group, Inc. in June 2010. The first BRAVO! restaurant opened in 1992 and the first BRIO restaurant opened in 1999, each in Columbus, Ohio. We completed the initial public offering of our common shares in October 2010. At December 30, 2012, we operated 103 restaurants in 31 states. Bravo Brio Restaurant Group’s mission statement is to be the best Italian restaurant company in America by delivering the highest quality food and service to each guest...at each meal...each and every day.

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

The average check for BRAVO! during fiscal 2012 was $19.89 per guest with an average lunch check of $15.13 per guest and an average dinner check of $22.92 per guest. At BRAVO! in 2012, lunch and dinner represented 29.6% and 70.4% of revenues, respectively, and alcohol sales accounted for approximately 18% of restaurant sales. Our average annual sales per comparable BRAVO! restaurant were $3.5 million in fiscal 2012. As of December 30, 2012, we owned and operated 48 BRAVO! restaurants in 20 states.

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

The average check for BRIO during fiscal 2012 was $25.22 per guest, with an average lunch check of $18.13 per guest and an average dinner check of $30.55 per guest. At BRIO in 2012, lunch and dinner represented 30.8% and 69.2% of revenues, respectively, and alcohol sales accounted for approximately 23% of restaurant sales. Our average annual revenues per comparable BRIO restaurant were $5.1 million in fiscal 2012. As of December 30, 2012, we operated 55 BRIO restaurants in 20 states, all of which we own with the exception of one restaurant that we operate under a management agreement pursuant to which we receive a management fee.

We also operate one full-service upscale affordable American-French bistro restaurant in Columbus, Ohio under the brand “Bon Vie.” Our Bon Vie restaurant is included in the BRIO operating and financial data set forth in this report.

Real Estate

As of December 30, 2012, we leased 98 locations, owned four locations and operated one location under a management agreement, of which 90 are located adjacent to or in lifestyle centers and/or shopping malls and 13 are free-standing units strategically positioned in high-traffic areas. On average, our restaurants range in size from 6,000 to 9,000 square feet. The majority of our leases provide for minimum annual rentals and contain percentage-of-sales rent provisions against which the minimum rent is applied. A significant percentage of our leases also provide for periodic escalation of minimum annual rent. Typically, our leases are ten or 15 years in length with two, five-year extension options. See Part I, Item 2 “Properties.”

Landlords and developers seek out our concepts to be restaurant anchors for their developments as they are highly complementary to national retailers, having attracted on average between approximately 2,900-4,700 guests per restaurant each week in fiscal 2012. As a result of the importance of our brands to the retail centers in which we are located, we are often able to negotiate the prime location within a center as well as favorable real estate terms and choose between our two brands to determine which is optimal for a location. This helps to generate highly attractive returns on our investment and drive strong returns on capital for our shareholders. On average, a restaurant opening requires a net cash investment of approximately $1.5-$2.5 million.

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

The identification of new sites along with their development and construction are the responsibilities of the Company’s Real Estate Development Group. Our project managers are responsible for building the restaurants, and our staff members deal with purchasing, project management, budgeting, scheduling and other administrative functions. Senior management reviews the comprehensive studies provided by the Real Estate Development Group to determine which regions to pursue prior to any new restaurant development.

Restaurant Operations

We have a group of district partners who ultimately report to our Chief Operating Officer, who in turn reports to our Chief Executive Officer. Each restaurant district partner typically supervises the operations of six to nine restaurants in their respective geographic areas, and is in frequent contact with each location. We additionally have district chefs, who report up to two Corporate Executive Chefs, one for each brand. Each district chef oversees several restaurants and works with the district partners at each location to maintain consistency across all of our restaurants. The staffing at our restaurants typically consists of a general manager, two to three assistant managers, an executive chef and one to three sous chefs. In addition, our restaurants typically employ 60 to 150 hourly employees. Our operational philosophy is as follows:

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

Sourcing and Supply

To ensure the highest quality menu ingredients, raw materials and other supplies, we continually research and evaluate products. We contract with Distribution Market Advantage, or DMA, a cooperative of multiple food distributors located throughout the nation, and US Foods for the broadline distribution of most of our food products. DMA is a company with whom we negotiate and gain access to third party food distributors and suppliers. In fiscal 2012, distributors through our DMA arrangement supplied us with approximately 66% of our food supplies. We utilize two primary distributors, Gordon Food Service (“GFS”), and Ben E. Keith Company (“BEK”), for the majority of our food distribution under the DMA arrangement. In fiscal 2012, GFS and BEK distributed approximately 87% and 13%, respectively, of the food supplies distributed through our DMA arrangement. In fiscal 2012, US Foods supplied us with approximately 6% of our food supplies. We negotiate pricing and volume terms directly with certain of our suppliers and distributors or through DMA and US Foods. Currently, we have pricing understandings of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry, certain seafood products, dairy products, soups and sauces, bakery items and certain meat products. Our restaurants place orders directly with GFS, BEK or US Foods and maintain regular distribution schedules.

Our purchasing contracts cover substantially all of our requirements for a specific product. Our contracts typically provide either for fixed or variable pricing based on an agreed upon cost-plus formula and require that our suppliers deliver directly to our distributors. In addition to our broadline distribution arrangements, we utilize direct distribution for several products, including a majority of our meat and fresh seafood deliveries, produce and alcoholic beverages. We also contract with a third party provider to supply, maintain and remove our cooking shortening and oil systems.

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

Food Safety

Providing a safe and clean dining experience for our guests is essential to our mission statement. We have taken steps to mitigate food quality and safety risks, including designing and implementing a training program for our chefs, hourly service people and managers focusing on food safety and quality assurance. In addition, we include food safety standards and procedures in every recipe for our cooks. We also consider food safety and quality assurance when selecting our distributors and suppliers. Our suppliers are inspected by federal, state and local regulators or other reputable, qualified inspection services, which helps ensure their compliance with all federal food safety and quality guidelines.

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

Loyalty Programs

In 2012, we rolled out loyalty programs for both brands. The programs called “MyBRIO Rewards” and “MyBRAVO Rewards” enable us to reward loyal guests for their continuous dining at our restaurants. Guests can register at BRIO and BRAVO! locations or online at www.myBRIOReward.com or www.myBRAVOReward.com. Guests who join will receive exclusive offers, special event information and other announcements via email. Specific rewards will be loaded onto the guest’s card for special occasions such as a birthday as well as surprise and delight rewards added at various times throughout the year. We anticipate this program will give our long time guests more reasons to continue to dine with us more often and encourage new guests to come through our doors.

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

Management Information Systems

Restaurant level financial and accounting controls are handled through a sophisticated point-of-sale (“POS”) cash register system and computer network in each restaurant that communicates with our corporate headquarters. The POS system is also used to authorize and transmit credit card sales transactions. All of our restaurants use MICROS RES 3700 software with state-of-the-art equipment. Our restaurant communications are comprised of cable, DSL, Fractional T1 and T1 lines. Our restaurants use back-office applications to manage the business and control both food and labor costs. The food control software helps drive food and beverage costs down by identifying kitchen or bar inefficiencies and, through the menu engineering capabilities, it aides in enhancing profitability. The labor control software provides the ability to schedule labor and manage labor costs, including time clock governance that does not allow an employee to “clock in” more than a designated amount of time before a scheduled shift.

We have an enterprise reporting package (ERP) system which includes general ledger, accounts payable, fixed asset accounting, payroll and human resources subsystems. The data pulled from the restaurants is integrated into the Lawson system and a data warehouse. This data provides visibility to allow us to better analyze the business. In 2012 we updated our guest facing websites to provide a fresh look and additional graphics to provide a distinct brand image on each website. As part of the updates, we continued to optimize the search engine on our websites (www.bbrg.com, www.bravoitalian.com, www.brioitalian.com, www.bon-vie.com, www.workatbravo.com, www.workatbrio.com, www.mybravoreward.com, and www.mybrioreward.com). We continued to leverage our internal website called PASTAnet. This intranet site utilizing Microsoft Sharepoint provides us with the ability to collaborate, communicate, train and share information between the restaurants and our corporate office.

We continued with Online Ordering for our BRAVO! restaurants and launched Online Ordering in 2012 for BRIO. We also accept applications online via www.workatbravo.com and www.workatbrio.com; which were also updated in 2012. In connection with our initial public offering in October 2010, we launched our investor relations website, investors.bbrg.com. We continued to support the wireless access points in all of our restaurants to provide our guests wireless internet services.

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

During fiscal 2012, approximately 21% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. The failure of a restaurant to obtain its licenses, permits or other approvals, or any suspension of such licenses, permits or other approvals, would adversely affect that restaurant’s operations and profitability and could adversely affect our ability to obtain these licenses, permits and approvals elsewhere. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including: the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.

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

Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, sick leave and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, could be detrimental to the profitability of our restaurants. Minimum wage increases in recent years at the federal level and in the states in which we operate have impacted the profitability of our restaurants and led to increased menu prices. In addition, the costs of insurance and medical care have risen significantly over the past few years and are expected to continue to increase. We are continuing to review and assess the impact of the national health care reform legislation enacted on March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”), on our health care benefit costs. The requirement that we provide health insurance benefits to staff members that are more extensive than the health insurance benefits we currently provide, or the additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. While we carry employment practices insurance covering a variety of labor-related liability claims, a settlement or judgment against us that is uninsured or in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity or financial position.

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

Intellectual Property

We currently own seven separate registrations in connection with restaurant service from the United States Patent and Trademark Office for the following trademarks: BRAVO!®, BRAVO! Cucina Italiana®, Cucina

BRAVO! Italiana®, BRAVO! Italian Kitchen®, Brio®, Brio Tuscan Grilletm and Bon Vie®. Our registrations confer a federally recognized exclusive right for us to use these trademarks throughout the United States, and we can prevent the adoption of confusingly similar trademarks by other restaurants that do not possess superior common law rights in particular markets. An important part of our intellectual property strategy is the monitoring and enforcement of our rights in markets in which our restaurants currently exist or markets which we intend to enter in the future. We also monitor trademark registers to oppose the registration of confusingly similar trademarks or to limit the expansion of existing trademarks with superior common law rights.

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

Employees

As of December 30, 2012, we had approximately 9,500 employees of whom approximately 100 were corporate management and staff personnel, approximately 600 were restaurant managers or trainees, and approximately 8,800 were employees in non-management restaurant positions. None of our employees are unionized or covered by a collective bargaining agreement.

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

Future growth in revenues and profits will depend on our ability to grow sales and efficiently manage costs in our existing and new restaurants. As of December 30, 2012, we operated 48 BRAVO! restaurants and 55 BRIO restaurants, of which one BRAVO! restaurant and nine BRIO restaurants were opened within the preceding twelve months. One of the BRIO locations opened in the past twelve months operates pursuant to a management agreement and, outside of a management fee, there is no impact on our financial statements. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.

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

We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2008, we have expanded from 38 BRAVO! restaurants and 25 BRIO restaurants to 48 BRAVO! restaurants and 55 BRIO restaurants, as of December 30, 2012. The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

•	our inability to generate sufficient funds from operations or to obtain favorable financing to support our development;

•	identification and availability of, and competition for, high quality locations that will continue to drive high levels of sales per unit;

•	acceptable lease arrangements, including sufficient levels of tenant allowances and construction contributions;

•	the financial viability of our landlords, including the availability of financing for our landlords;

•	construction and development cost management;

•	timely delivery of the leased premises to us from our landlords and punctual commencement of build-out construction activities;

•	delays due to the highly customized nature of our restaurant concepts and the complex design, construction and pre-opening processes for each new location;

•	obtaining all necessary governmental licenses and permits on a timely basis to construct and operate our restaurants;

•	competition in new markets, including competition for restaurant sites;

•	unforeseen engineering or environmental problems with the leased premises;

•	adverse weather during the construction period;

•	unanticipated commercial, residential and infrastructure development near our new restaurants;

•	recruitment of qualified managers, chefs and other key operating personnel; and

•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

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

Our financial performance is highly dependent on restaurants located in Ohio, Florida, Michigan and Pennsylvania, which comprise approximately 40% of our total restaurants. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates and the overall economic crisis than other geographic areas. In addition, given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters.

In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. Approximately 29% of our total restaurants are located in Ohio, Michigan and Pennsylvania, which are particularly susceptible to snowfall, and 13% of our total restaurants are located in Florida and Louisiana, which are particularly susceptible to hurricanes. Our business is subject to seasonal fluctuations, with restaurant sales typically higher during certain months, such as December. Adverse weather conditions during our most favorable months or periods may exacerbate the effect of adverse weather on guest traffic and may cause fluctuations in our operating results from quarter-to-quarter within a fiscal year. For example, Hurricane Sandy affected the entire eastern seaboard with extremely high winds, heavy rainfall and flooding in October 2012, which lead to reduced guest traffic and even closures at some of our restaurants. In addition, outdoor patio seating is available at most of our restaurants and may be impacted by a number of weather-related factors. Our inability to fully utilize our restaurants’ seating capacity as planned may negatively impact our revenues and results of operations.

The impact of negative economic factors, including the availability of credit, on our landlords and other retail center tenants could negatively affect our financial results.

Negative effects on our existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. At December 30, 2012, none of our locations are owned, managed or controlled by a landlord that has filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the last 12 months. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Landlords continue to delay or cancel development projects (as well as renovations of existing projects) due to the instability in the credit markets and recent declines in consumer spending, which has reduced the number of high-quality locations available that we would consider for our new restaurants.

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

Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on local, regional and national distributors and suppliers to provide our produce, beef, poultry, seafood and other ingredients. We contract with DMA and US Foods for the broadline distribution of most of our food products. Other than for a portion of our commodities, which are purchased locally by each restaurant, we rely on GFS and BEK as the primary distributors of a majority of our ingredients. Through our agreement with DMA, we have a non-exclusive arrangement with both GFS and BEK on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by either GFS or BEK could cause our food costs to increase. Additionally, we currently rely on sole suppliers for certain of our food products, including substantially all of our soups and the majority of our sauces. Failure to identify an alternate source of supply for these items may result in significant cost increases. Increases in distribution costs or sale prices could also cause our food costs to increase. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price or availability of certain food products could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation.

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

We expend significant resources in our marketing efforts, including our newly introduced loyalty programs, using a variety of media, including social media venues. We expect to continue to conduct brand awareness programs and guest initiatives to attract and retain guests. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to purchase significantly more television and radio advertising than we are able to purchase. Should our competitors increase spending on advertising and promotions or our advertising funds decrease for any reason, or should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

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

We opened one BRAVO! and nine BRIO restaurants in 2012, two BRAVO! and six BRIO restaurants in 2011, and two BRAVO! and three BRIO restaurants in 2010. Our recent and future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.

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

We believe our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance, employer’s practice liability insurance and directors’ and officers’ liability insurance fluctuates based on our historical trends, market conditions and availability. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2013 and beyond. These increases, as well as recently-enacted federal legislation requiring employers to provide specified levels of health insurance to all employees, could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our guests.

Our indebtedness may limit our ability to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. In connection with the initial public offering of our common shares, we repaid all outstanding loans under our previously existing senior credit facilities and entered into new senior credit facilities that included a $45.0 million term loan facility and a $40.0 million revolving credit facility. As of December 30, 2012, we had approximately $23.1 million of outstanding indebtedness under our term loan facility and no outstanding indebtedness under our revolving credit facility. As of December 30, 2012, we had $37.4 million of revolving loan availability under our senior revolving credit facility (after giving effect to $2.6 million of outstanding letters of credit). For the years ended December 30, 2012 and December 25, 2011, our net principal repayments on indebtedness were $9.5 million and $8.4 million, respectively, and cash interest payments for such periods were $1.0 million and $1.4 million, respectively. Our senior credit facilities mature in 2015, and borrowings under the senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in our credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.75% to 3.25%. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources — Current Resources.”

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

We review long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for financial performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria. We evaluate future cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. Based on this analysis, if we believe that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds fair value. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies — Impairment of Long-Lived Assets.” As a result of the above mentioned review process, we incurred an asset impairment charge of approximately $4.1 million in 2012 related to two restaurants and an asset impairment charge of approximately $2.2 million in fiscal 2011 related to one restaurant.

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

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our names and logos and the ambiance of our restaurants. We have registered or applied to register a number of our trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.

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

Most of our corporate systems, processes and corporate support for our restaurant operations are centralized at one Ohio location with certain systems and processes being concurrently stored at an offsite storage facility in accordance with our disaster recovery plan. Back-up data tapes are also sent to a separate off-site location on a weekly basis. As part of our disaster recovery plan, we backup data and environments from our core systems to our co-location facility. Failures or delays in recovery of data, delayed reporting and compliance, inability to perform necessary corporate functions and other breakdowns in normal operating procedures could have a material adverse effect on our business and create exposure to administrative and other legal claims against us.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. While we are in compliance with the Sarbanes-Oxley Act for fiscal 2012, there is no guarantee that we will meet all areas of compliance in future years. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.

Federal, state and local tax rules may adversely impact our results of operations and financial position.

We are subject to federal, state and local taxes in the U.S. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position. In addition, complying with new tax rules, laws or regulations could impact our financial condition, and increases to federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our financial results. In 2012, our 2010 federal tax return was audited by the IRS. While the audit is currently open, we do not believe that there will be any material findings; however, there is no guarantee that there will not be findings in this audit, future audits will not be conducted, or any findings recorded in a separate audit for another period.

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

As of December 30, 2012, we had 19,820,428 common shares issued, and 224,172 treasury shares repurchased during 2012. In addition, we have reserved 1.9 million common shares for issuance under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan, of which 345,312 shares are subject to vesting under outstanding restricted stock awards and 1,406,271 shares remain eligible for future issuance. Stock options to purchase an aggregate of 992,192 common shares are currently vested and outstanding under the Bravo Development, Inc. Option Plan.

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

Although no preferred shares were outstanding as of December 30, 2012 and although we have no present plans to issue any preferred shares, our articles of incorporation authorize the board of directors to issue up to 5,000,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our board of directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of our company, even if some of our shareholders consider such change of control to be beneficial.

Since we do not expect to pay any dividends for the foreseeable future, investors may be forced to sell their shares in order to realize a return on their investment.

We have not declared or paid any dividends on our common shares. We do not anticipate that we will pay any dividends to holders of our common shares for the foreseeable future. Any payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is limited by the terms of our senior credit facilities and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

The following table sets forth our restaurant locations as of December 30, 2012.

Location	Bravo Restaurants	Brio Restaurants		Total Number of Restaurants
Alabama		1		1
Arizona		3		3
Arkansas	1			1
Colorado		2		2
Connecticut		2		2
Delaware		1		1
Florida	2	9		11
Georgia		2		2
Illinois	2	1		3
Indiana	3			3
Iowa	1			1
Kansas	1			1
Kentucky	1	1		2
Louisiana	2			2
Maryland		3		3
Michigan	4	2		6
Missouri	2	2		4
Nebraska	1			1
Nevada		2		2
New Jersey		4		4
New Mexico	1			1
New York	1	1		2
North Carolina	2	3	*	5	*
Ohio	11	6		17
Oklahoma	1			1
Pennsylvania	7			7
Tennessee	1			1
Texas		7		7
Utah		1		1
Virginia	2	2		4
Wisconsin	2			2

Total	48	55		103

*	Includes one location that we operate pursuant to a management agreement and do not own.

We own four properties, two in Ohio and one in each of Indiana and Pennsylvania, and operate restaurants on each of these sites. We lease the land and buildings for the other 98 Company owned restaurants used in our operations under various long-term operating lease agreements. The initial lease terms range from ten to 20 years. The leases include renewal options for two to 20 additional years. Our leases currently expire between 2013 and 2027. The majority of our leases provide for base (fixed) rent, plus additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our main office, not included in the table above, is also leased and is located at 777 Goodale Boulevard, Suite 100, Columbus, Ohio 43212.

Item 3.   Legal Proceedings.

Occasionally we are a party to various legal actions arising in the ordinary course of our business including claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of March 5, 2013, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations, or cash flows, except as noted in Part IV, Item 15, note 12, of this report.

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

Our common shares have been traded on the NASDAQ Global Market under the symbol “BBRG” since October 21, 2010. The following table set forth, for the periods indicated, the high and low price per share of our common shares, as reported by the NASDAQ Global Market:

	High	Low
Fiscal 2012 Quarter Ended
March 25, 2012	$21.73	$15.89
June 24, 2012	$21.02	$15.99
September 23, 2012	$18.57	$14.99
December 30, 2012	$15.01	$12.42

Fiscal 2011 Quarter Ended
March 27, 2011	$19.86	$14.80
June 26, 2011	$24.06	$15.55
September 25, 2011	$25.16	$14.04
December 25, 2011	$21.32	$14.78

Dividend Policy

We have not paid or declared any cash dividends on our common shares and do not anticipate paying any dividends on our common shares in the foreseeable future. We currently intend to retain any future earnings to fund the operation, development and expansion of our business. Any future determinations relating to our dividend policies will be made at the discretion of our board of directors and will depend on existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, our ability to declare and pay dividends is limited by covenants in our senior credit facilities.

Holders:

There were approximately 3,600 holders of record of our common shares at March 4, 2013.

Price Performance Graph

The graph below compares the cumulative total shareholder return on $100.00 invested at the opening of the market on October 21, 2010, the date the Company’s common shares were first listed on the NASDAQ Global Market, through and including the market close on December 30, 2012, with the cumulative total return of the same time period on the same amount invested in the NASDAQ Composite® (US) Index and the Nation’s Restaurant News Stock Index. The chart below the graph sets forth the actual numbers depicted on the graph.

	10/21/2010	12/26/2010	6/26/2011	12/25/2011	6/24/2012	12/30/2012
Bravo Brio Restaurant Group, Inc. (BBRG)	$100.00	$129.03	$165.03	$109.86	$118.07	$90.90
NASDAQ Composite® (US) Index	100.00	107.89	107.37	105.99	117.07	119.82
Nation’s Restaurant News Stock Index	100.00	104.84	114.78	131.27	134.78	130.83

Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities

We did not make any sales of unregistered Company securities during 2012.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of common shares made during the quarter ended December 30, 2012 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Exchange Act.

Bravo Brio Restaurant Group Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares the May Yet Be Purchased Under the Plans or Programs
9/24/12-10/21/12	—	$—	—	$20,000,000	$20,000,000
10/22/12-11/18/12	147,566	13.00	120,579	—	$18,420,048
11/19/12-12/30/12	103,593	13.00	103,593	—	$17,073,126

Total for the Quarter	251,159	$13.00	224,172

(1)	Includes 26,987 shares withheld, on October 26, 2012, to cover tax withholding obligations at $12.54 per share relating to the vesting of restricted stock issued to employees pursuant to the Company’s Stock Incentive Plan and available to be granted in future periods. It also includes 224,172 Company shares repurchased during the periods noted above, at an average price of $13.06, including commissions, as part of the Company’s 10b-18 plan that was approved by the Board of Directors on October 17, 2012. Pursuant to the plan, the Board of Directors has authorized the Company to make up to $20 million in share repurchases prior to the plan’s expiration on December 29, 2013.

Item 6.   Selected Financial Data.

The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected historical consolidated financial data as of December 30, 2012 and December 25, 2011 and for the three years in the period ended December 30, 2012 have been derived from audited consolidated financial statements, included elsewhere in this report. The selected historical consolidated financial data as of December 26, 2010, December 27, 2009 and December 28, 2008 and for the two years in the period ended December 27, 2009 have been derived from our audited consolidated financial statements not included elsewhere in this report.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

(Dollars in thousands except per share data)

	Fiscal Year(1)
	2012	2011	2010	2009	2008
Statement of Operations Data
Revenues	$409,065	$369,245	$343,025	$311,709	$300,783

Costs and Expenses
Cost of sales	106,716	98,175	89,456	82,609	84,618
Labor	139,917	124,352	114,468	106,330	102,323
Operating	62,016	56,578	53,331	48,917	47,690
Occupancy	26,088	23,424	22,729	19,636	18,736
General and administrative expenses	23,684	21,234	37,539	17,280	15,271
Restaurant pre-opening costs	4,492	4,803	2,375	3,758	5,434
Asset impairment charges	4,060	2,229	—	6,436	8,506
Depreciation and amortization	18,939	16,983	16,708	16,088	14,651

Total costs and expenses	385,912	347,778	336,606	301,054	297,229

Income from operations	23,153	21,467	6,419	10,655	3,554
Loss on extinguishment of debt	—	—	1,300	—	—
Interest expense, net	1,353	1,711	6,121	7,119	9,892

Income (loss) before income tax expense	21,800	19,756	(1,002)	3,536	(6,338)
Income tax expense (benefit)(2)	5,652	(56,688)	228	135	55,061

Net income (loss)	16,148	76,444	(1,230)	3,401	(61,399)

Undeclared preferred dividends- net of adjustments(3)	—	—	(3,769)	(11,599)	(10,175)

Net income (loss) attributed to common shareholders	$16,148	$76,444	$(4,999)	$(8,198)	$(71,574)

Per Share Data
Net income (loss) attributed to common shareholders —
Basic	$0.82	$3.96	$(0.54)	$(1.13)	$(9.89)

Diluted	$0.78	$3.72	$(0.54)	$(1.13)	$(9.89)

Weighted average shares outstanding —
Basic	19,584	19,322	9,281	7,234	7,234

Diluted	20,612	20,550	9,281	7,234	7,234

Balance Sheet Data (at the end of the period)
Cash and cash equivalents	13,717	10,093	2,460	249	682
Working capital (deficit)	(25,806)	(26,280)	(35,334)	(36,156)	(34,320)
Total assets	263,338	247,626	163,453	160,842	157,764
Total debt	23,086	32,571	41,000	118,031	125,950
Total stockholders’ equity (deficiency in assets)	100,283	84,584	6,403	(72,690)	(76,091)

(1)	We utilize a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. With the exception of 2012 which is a 53-week year, each of the above fiscal years has 52 weeks.
(2)	During the thirteen weeks ended June 26, 2011, the Company determined that it was more likely than not that its existing net deferred tax assets and tax credits would be realized after considering all positive and negative evidence. Accordingly, the Company recorded an income tax benefit of $62.8 million related to the reduction of the total federal and state valuation allowance against net deferred income tax assets in 2011.
(3)	The undeclared preferred dividend total for fiscal 2010 of $10.8 million was offset by an add-back of $7.0 million in the fourth quarter of 2010 related to the exchange of the Company’s Series A preferred stock. The exchange of the Series A preferred stock was completed prior to our initial public offering, using an estimated initial public offering price of $15.00 per share which, based on the total liquidation preference for the Series A preferred stock (including accrued and undeclared dividends thereon) of $105.2 million as of the date of the exchange, resulted in the issuance of 7,015,630 common shares. Because the final initial public offering price was $14.00 per share, the 7,015,630 common shares issued to the preferred shareholders represented only $98.2 million of value, $7.0 million less than the carrying value of the Series A preferred stock as of the date of the exchange. Because the fair value of consideration transferred was less than the carrying amount of the Series A preferred stock, the discount was added back to undeclared preferred dividends in arriving at net income (loss) attributed to common shareholders and is recorded as such on the Consolidated Statements of Operations for fiscal 2010.

Non-GAAP Measures

As adjusted net income and as adjusted earnings per share are supplemental measures of our performance that are not required or presented in accordance with generally accepted accounting principles, or GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered by themselves or as a substitute for measures of performance prepared in accordance with GAAP.

We calculate these non-GAAP measures by adjusting net income and net income per share for the impact of certain items that are reflected to show a year over year comparison excluding certain non-comparable items to facilitate the comparison of our past and present financial results. We believe these adjusted measures provide additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will not be affected by certain unusual or non-comparable items. Actual share counts are used for both fiscal 2012 and 2011.

The following is a reconciliation from net income and net income per share to the corresponding adjusted measures:

	Fiscal Year
	2012	2011
Net income attributed to common shareholders	$16,148	$76,444
Impact from:
Income Tax Expense(1)	(1,218)	(6,289)
Reduction in Valuation Allowance(2)	—	(57,175)
Secondary Offering Fees(3)	—	600
Asset Impairment Charges(4)	4,060	2,229

As adjusted net income	$18,990	$15,809

	Basic		Diluted
	2012	2011	2012	2011

Net income per share- with adjusted share counts	$0.82	$3.96	$0.78	$3.72
Impact from:
Income Tax Expense(1)	(0.06)	(0.33)	(0.06)	(0.31)
Reduction in Valuation Allowance(2)	—	(2.96)	—	(2.78)
Second Offering Fees(3)	—	0.03	—	0.03
Asset Impairment Charges(4)	0.21	0.12	0.20	0.11

As adjusted net income per share	$0.97	$0.82	$0.92	$0.77

1)	Reflects the adjustment for income taxes, at our estimated effective tax rate of 30.0%, related to impairment charges in 2012. For 2011, the adjustment reflects a tax rate of 30.0%, which is our estimate of our long-term effective tax rate.
2)	Reflects the reduction of the future portion of our deferred tax asset valuation allowance in the second quarter of 2011 as it was deemed more likely than not that we would utilize our future net deferred tax assets.
3)	Reflects the costs, incurred by us, associated with the secondary offering of our common shares by certain of our existing shareholders, completed on April 1, 2011. We did not receive any proceeds from this offering.
4)	Reflects non-cash asset impairment charges in fiscal 2012 for two restaurants and in fiscal 2011 for one restaurant.

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

•

Restaurant Level Operating Margins.  Restaurant level operating margin is Revenues minus Costs of Sales, Labor Costs, Operating Expenses and Occupancy Costs. Management uses this measure to evaluate the restaurant performance at our properties and determine the flow through of additional revenues to net income.

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

Labor Costs.  Labor costs include restaurant management salaries, front and back of house hourly wages, restaurant-level manager bonus expense, employee benefits and payroll taxes.

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

Interest expense, net.  Interest expense, net consists primarily of interest on our outstanding indebtedness and the amortization of deferred financing costs.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis expressed as percentages of revenues:

	Fiscal Year Ended
	December 30, 2012	% of Revenue	December 25, 2011	% of Revenue	December 26, 2010	% of Revenue
	(Dollars in thousands)
Revenues	$409,065	100%	$369,245	100%	$343,025	100%

Costs and Expenses
Cost of sales	106,716	26.1%	98,175	26.6%	89,456	26.1%
Labor	139,917	34.2%	124,352	33.7%	114,468	33.4%
Operating	62,016	15.2%	56,578	15.3%	53,331	15.5%
Occupancy	26,088	6.4%	23,424	6.3%	22,729	6.6%
General and administrative expenses	23,684	5.8%	21,234	5.8%	37,539	10.9%
Restaurant pre-opening costs	4,492	1.1%	4,803	1.3%	2,375	0.7%
Asset impairment charges	4,060	1.0%	2,229	0.6%	—	0.0%
Depreciation and amortization	18,939	4.6%	16,983	4.6%	16,708	4.9%

Total costs and expenses	385,912	94.3%	347,778	94.2%	336,606	98.1%

Income from operations	23,153	5.7%	21,467	5.8%	6,419	1.9%
Loss on extinguishment of debt	—	0.0%	—	0.0%	1,300	0.4%
Interest expense, net	1,353	0.3%	1,711	0.5%	6,121	1.8%

Income (loss) before income taxes	21,800	5.3%	19,756	5.4%	(1,002)	(0.3)%
Income tax expense (benefit)	5,652	1.4%	(56,688)	(15.4)%	228	0.1%

Net income (loss)	$16,148	3.9%	$76,444	20.7%	$(1,230)	(0.4)%

Certain percentage amounts may not sum due to rounding.

Fifty-Three Weeks Ended December 30, 2012 Compared to Fifty-Two Weeks Ended December 25, 2011

Revenues.  Revenues increased $39.9 million, or 10.8%, to $409.1 million in fiscal 2012, compared to $369.2 million in fiscal 2011. This increase was driven by $31.2 million in additional revenues related primarily to an additional 444 operating weeks provided by new restaurants opened in 2012 and 2011 and $8.5 million in additional revenues related to the 53rd week in 2012. Adjusting for the 53rd week, comparable sales for 2012 were flat as compared to the prior year with a decrease in guest counts being offset by an increase in average check. Additionally, during the second quarter of 2012, we opened one BRIO that we do not own but which we operate pursuant to a management agreement under which we receive a management fee. Other than our receipt of this management fee, the operation of this restaurant has no impact on our financial statements.

For our BRAVO! brand, restaurant revenues increased $4.4 million, or 2.7%, to $165.9 million in fiscal 2012 as compared to $161.5 million in fiscal 2011. Operations from the 53rd week in 2012 accounted for $3.3 million in additional revenues. Adjusting for the 53rd week, comparable revenues for the BRAVO! brand restaurants increased 0.3%, or $0.6 million, to $155.0 million in fiscal 2012 due to an increase in average check offset by a decrease in guest counts. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $0.5 million to $7.6 million in fiscal 2012. At December 30, 2012, there were 46 BRAVO! restaurants included in the comparable restaurant base and two BRAVO! restaurants not included in the comparable restaurant base.

For our BRIO brand, restaurant revenues increased $35.3 million, or 17.1%, to $242.4 million in fiscal 2012 as compared to $207.1 million in fiscal 2011. Operations from the 53rd week in 2012 accounted for $5.2 million in additional revenues. Adjusting for the 53rd week, comparable revenues for the BRIO brand restaurants decreased 0.3%, or $0.6 million, to $194.1 million in fiscal 2012, mainly related to a decrease in comparable guest counts. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $30.7 million to $43.1 million in fiscal 2012 due to additional operating weeks for newer restaurants in the brand. At December 30, 2012, there were 39 BRIO restaurants included in the comparable restaurant base and 15 BRIO restaurants not included in the comparable restaurant base.

Cost of Sales.  Cost of sales increased $8.5 million, or 8.7%, to $106.7 million in fiscal 2012, from $98.2 million in fiscal 2011. The increase in total dollars is due to the increase in revenues in 2012 for existing restaurants, the additional restaurants opened in 2012 and 2011 partially offset by a commodity cost decrease in 2012 over 2011. Food costs decreased 0.5% as a percentage of revenues but increased by $6.8 million in total dollars for 2012 as compared to 2011. Beverage costs remained flat as a percentage of revenues but increased in total dollars by $1.7 million in 2012 as compared to 2011. As a percentage of revenues, cost of sales decreased to 26.1% in 2012, from 26.6% in 2011. This was due to the decrease in commodity costs in 2012 as compared to 2011 primarily related to grocery and dairy products.

Labor Costs.  Labor costs increased $15.5 million, or 12.5%, to $139.9 million in fiscal 2012, from $124.4 million in fiscal 2011. This increase was primarily a result of approximately $12.6 million of additional labor and benefits costs incurred as a result of new restaurants opened during 2012 and 2011. As a percentage of revenues, labor costs increased to 34.2% in 2012, from 33.7% in 2011, primarily as a result of increased staffing associated with new 2012 restaurants as well as increased wages in our back of the house operations.

Operating Costs.  Operating costs increased $5.4 million, or 9.6%, to $62.0 million in 2012, from $56.6 million in 2011. This increase was driven by an additional 444 operating weeks due to restaurant openings in 2012 and 2011 and the impact of the 53rd week in 2012. As a percentage of revenues, operating costs decreased to 15.2% in 2012, from 15.3% in 2011. The decrease was primarily due to lower credit cards fees partially offset by higher repairs and maintenance costs as a percentage of revenues in 2012 as compared to 2011.

Occupancy Costs.  Occupancy costs increased $2.7 million, or 11.4%, to $26.1 million in fiscal 2012, from $23.4 million in fiscal 2011. The increase in occupancy costs in total dollars was primarily due to the additional restaurants opened in 2012 and 2011. As a percentage of revenues, occupancy costs increased to 6.4% in 2012, from 6.3% in 2011.

General and Administrative.  General and administrative costs increased $2.5 million, or 11.5%, to $23.7 million in fiscal 2012, from $21.2 million in fiscal 2011. The increase was primarily related to $1.0 million in additional wages and benefits due to an additional week in 2012 as well as a higher head count, $0.6 million in additional stock compensation costs, $0.6 million in additional costs related to our third party gift card administrator and $0.7 million in higher travel and training costs. These increases were partially offset by the lack of the comparable expense in 2012 to the $0.6 million in expense related to the Company’s secondary offering completed in April 2011. As a percentage of revenues, general and administrative expenses remained flat at 5.8% for both 2012 and 2011.

Restaurant Pre-opening Costs.  Pre-opening costs decreased by $0.3 million to $4.5 million in 2012, from $4.8 million in 2011. The decrease in pre-opening costs was due to the impact of opening nine new restaurants and having two additional restaurants under construction at year end 2012 compared to eight new restaurants opened and five additional restaurants under construction at year end 2011. Pre-opening costs are incurred prior to the restaurant opening and through the first month of operations, however the costs that are included in any one period are related to the timing of the work being done and when costs are actually incurred. As a percentage of revenues, pre-opening costs decreased to 1.1% in 2012, from 1.3% in 2011.

Depreciation and Amortization.  Depreciation and amortization costs increased approximately $1.9 million, or 11.5%, to $18.9 million in fiscal 2012, from $17.0 million in fiscal 2011. The increase in costs in 2012 was primarily due to depreciation related to the growth of our restaurant base in 2012 and 2011. As a percentage of revenues, depreciation and amortization expenses were flat at 4.6% in both 2012 and 2011.

Impairment.  We review long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Based upon our analysis, we incurred a non-cash impairment charge in 2012 of $4.1 million related to two restaurants and an impairment charge in 2011 of $2.2 million related to one restaurant.

Interest Expense, Net.  Interest expense, net decreased approximately $0.3 million, or 20.9%, to $1.4 million in 2012, from $1.7 million in 2011. The decrease was due to the pay down of debt incurred in conjunction with our initial public offering and the resulting lower average balances in fiscal 2012, slightly offset by an additional week of interest incurred in 2012.

Income Taxes.  Income taxes increased $62.4 million to an income tax expense of $5.7 million in 2012, from an income tax benefit of $56.7 million in 2011. In 2012 the Company recorded income tax expense at its actual rate, partially offset by adjustments including those related to our federal and state income tax filings to arrive at the rate of 25.9% for the year. During 2011, it was deemed more likely than not that the Company would realize the deferred tax assets due to its historical profitability trends. As a result, the Company eliminated the valuation allowance previously provided against net deferred tax assets. The Company recorded a $62.8 million income tax benefit, for federal and state combined, reflecting the reduction of the full valuation allowance throughout 2011. For fiscal year 2011, this tax benefit was offset by income tax expense of $6.1 million.

Non-GAAP Net Income.  As adjusted net income and as adjusted earnings per share are supplemental measures of our performance that are not required or presented in accordance with GAAP. We calculate non-GAAP measures by adjusting net income and net income per share for the impact of certain items that are reflected to show a year over year comparison excluding certain non-comparable items to facilitate the comparison of our past and present financial results. As adjusted net income for fiscal 2012 and 2011 was $19.0 million and $15.8 million, respectively. This increase was primarily the result of an additional 444 revenue weeks from openings in 2012 and 2011 as well as an extra 102 weeks related to the 53rd week in 2012. A full reconciliation from GAAP net income and GAAP earnings per share to as adjusted net income and as adjusted earnings per share, respectively, for fiscal 2012 and fiscal 2011 can be found at Part II, Item 6 of this report, “Selected Financial Data”.

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

Occupancy Costs.  Occupancy costs increased $0.7 million, or 3.1%, to $23.4 million in fiscal 2011, from $22.7 million in fiscal 2010. The increase in occupancy costs in total dollars was primarily due to the additional restaurants opened in 2011 and 2010. As a percentage of revenues, occupancy costs decreased to 6.3% in 2011, from 6.6% in 2010. The decrease as a percentage of revenues was due to lower rent and the impact of positive sales leverage due to increased comparable revenues.

General and Administrative.  General and administrative costs decreased $16.3 million, or 43.4%, to $21.2 million in fiscal 2011, from $37.5 million in fiscal 2010. As a percentage of revenues, general and administrative expenses decreased to 5.8% in 2011, from 10.9% in 2010. The decrease in both total dollars and percentage of revenues is primarily related to the one-time non-cash stock compensation charge of $17.9 million recorded in connection with our initial public offering and a non-recurring charge of $2.3 million in management fees incurred in connection with the management agreements with our private equity sponsors throughout 2010. The 2010 stock compensation and management fee charges were partially offset by 2011 charges of $1.7 million in stock compensation costs recorded in connection with the Stock Incentive Plan, $1.2 million in additional public company related professional fees and $0.6 million in expense related to the Company’s secondary offering completed in April 2011.

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

Depreciation and Amortization.  Depreciation and amortization costs increased $0.3 million, or 1.6%, to $17.0 million in fiscal 2011, from $16.7 million in fiscal 2010. As a percentage of revenues, depreciation and amortization expenses decreased to 4.6% in 2011 from 4.9% in 2010. The increase in total dollars was primarily due to depreciation for new restaurants opened in 2011 and 2010 as well as capital additions to our existing restaurants.

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

Interest Expense, Net.  Interest expense, net decreased $4.4 million, or 72.0%, to $1.7 million in 2011, from $6.1 million in 2010. The decrease was due to the pay down of debt in conjunction with our initial public offering and the resulting lower average balances in fiscal 2011 as well as lower average interest rates during 2011.

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

Liquidity

Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of December 30, 2012, we had approximately $13.7 million in cash and cash equivalents and approximately $37.4 million of availability under our senior revolving credit facility (after giving effect to $2.6 million of outstanding letters of credit at December 30, 2012). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.

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

The following table presents a summary of our cash flows for the years ended December 30, 2012, December 25, 2011 and December 26, 2010.

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
	(in thousands)
Net cash provided by operating activities	$52,300	$51,598	$37,682
Net cash used in investing activities	(36,387)	(35,542)	(18,691)
Net cash used in financing activities	(12,289)	(8,423)	(16,780)

Net increase in cash and cash equivalents	3,624	7,633	2,211
Cash and cash equivalents at beginning of year	10,093	2,460	249

Cash and cash equivalents at end of year	$13,717	$10,093	$2,460

Year Ended December 30, 2012 Compared to Year Ended December 25, 2011

Operating Activities.  Net cash provided by operating activities was $52.3 million in 2012, compared to $51.6 million in 2011. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and credit cards and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities in 2012 compared to 2011 was primarily due to an increase in cash receipts in excess of cash expenditures from the prior year. Cash receipts in 2012 and 2011 were $409.1 million and $370.6 million, respectively. Cash expenditures during 2012 and 2011 were $365.7 million and $332.9 million, respectively. The increase was partially offset by a decrease in cash received from lease incentives in 2012 compared to cash received from lease incentives in 2011 of $5.2 million.

Investing Activities.  Net cash used in investing activities was $36.4 million in 2012, compared to $35.5 million in 2011. We used cash primarily to purchase property and equipment related to our restaurant expansion plans. The increase in spending was related to the timing of restaurant openings, as well as the number of restaurants that were opened during 2012 versus 2011. During 2012, we opened nine company owned restaurants and had two additional restaurants under construction at year end, while in 2011 we opened eight restaurants and five others were under construction at year end.

Financing Activities.  Net cash used in financing activities was $12.3 million in 2012, compared to $8.4 million in 2011. In 2012 we repaid $9.5 million in debt and repurchased $2.9 million in treasury stock. These were slightly offset by a $0.1 million in net benefits from our equity plans. In 2011 we paid down debt by $8.4 million throughout the year.

Year Ended December 25, 2011 Compared to Year Ended December 26, 2010

Operating Activities.  Net cash provided by operating activities was $51.6 million in 2011, compared to $37.7 million in 2010. The increase in net cash provided by operating activities in 2011 compared to 2010 was primarily due to an increase in cash receipts in excess of cash expenditures from the prior year. Cash receipts in 2011 and 2010 were $370.6 million and $343.8 million, respectively. Cash expenditures during 2011 and 2010 were $332.9 million and $310.6 million, respectively. The increase in net cash was also attributable to an increase in cash received from lease incentives of $5.5 million in 2011 above cash received from lease incentives in 2010 and an increase in the payable accounts of $3.4 million due to the timing of payments related to our holiday schedule at year end in 2011 as compared to 2010.

Investing Activities.  Net cash used in investing activities was $35.5 million in 2011, compared to $18.7 million in 2010. We used cash primarily to purchase property and equipment related to our restaurant expansion plans. The increase in spending was related to the timing of restaurant openings, as well as the number of restaurants that were opened during 2011 versus 2010. During 2011, we opened eight restaurants and had five additional restaurants under construction at year end, while in 2010 we opened five restaurants and two others were under construction at year end.

Financing Activities.  Net cash used in financing activities was $8.4 million in 2011, compared to $16.8 million in 2010. In 2011 we repaid $8.4 million in debt and had no additional borrowings while in 2010, we paid down $77.1 million in debt, primarily in connection with the repayment in full of our then-outstanding loans under our former senior credit facilities and our then-outstanding 13.25% senior subordinated secured notes through the proceeds of our initial public offering and borrowings under our senior credit facilities.

As of December 30, 2012, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We currently estimate capital expenditures, net of lease incentives, for 2013 to be in the range of approximately $23.0 to $25.0 million, primarily related to the planned opening of seven to eight new restaurants in 2013, early 2014 openings and normal maintenance related capital expenditures related to our existing restaurants. In conjunction with these restaurant openings, we anticipate spending approximately $4.0 million to $4.5 million in pre-opening costs in 2013.

Current Resources.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $25.8 million at December 30, 2012, compared to a net working capital deficit of $26.3 million at December 26, 2011.

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

In connection with our initial public offering, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our senior credit facilities also require us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At December 30, 2012, the Company was in compliance with its applicable financial covenants. Additionally, our senior credit facilities contain negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.

On October 9, 2012, the Company entered into an amendment to its credit agreement. The amendment eliminated dollar restrictions in paying dividends, distributions to shareholders, or repurchasing its common shares subject to the defined leverage ratio.

Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR are payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest shall be payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of December 30, 2012, we had an outstanding principal balance of approximately $23.1 million on our term loan facility and no outstanding balance on our revolving credit facility.

Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that cash flow from operations as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs over the same period.

Off-Balance Sheet Arrangements

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 30, 2012, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.

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

Leases.  We currently lease all but four of our owned restaurant locations. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of our leases are classified as operating leases. We record the minimum lease payments for our operating leases on a straight-line basis over the lease term, including option periods which in the judgment of management are reasonably assured of renewal. The lease term commences on the date that the lessee obtains control of the property, which is normally when the property is ready for tenant improvements. Contingent rent expense is recognized as incurred and is usually based on either a percentage of restaurant sales or a percentage of restaurant sales in excess of a defined amount. Our lease costs will change based on the lease terms of our lease renewals as well as leases that we enter into with respect to our new restaurants.

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

Impairment of Long-Lived Assets and Intangible Assets.  We review long-lived assets, such as property, equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for future performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria. We evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment.

Based on this analysis, if we believe that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds fair value. In performing our impairment testing, we forecast our future undiscounted cash flows by considering recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to predict future undiscounted cash flows. We compare this cash flow forecast to the assets carrying value at the restaurant. If the predicted future undiscounted cash flow does not exceed the assets carrying value, we impair the assets related to that restaurant as indicated above. In 2012, as a result of the above mentioned review process, we incurred an asset impairment charge of approximately $4.1 million related to two restaurants.

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

Self-Insurance Reserves.  We maintain various insurance policies, including workers’ compensation and general liability. As outlined in these policies, we are responsible for losses up to certain limits. We record a liability for the estimated exposure for aggregate losses. This liability is based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions, including actuarial assumptions, historical trends and economic conditions. If actual claims trends, including the severity or frequency of claims, differ from our estimates and historical trends, our financial results could be impacted.

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

Commitments and Contingencies

The following table summarizes our contractual obligations at December 30, 2012 on an actual basis.

	Payments Due by Year
Contractual Obligations	Total	2013	2014-2015	2016-2017	After 2017
	(In thousands)
Term loan facility (1)	$23,086	$2,704	$20,382	$—	$—
Interest	2,535	1,401	1,134	—	—
Operating leases	304,229	24,630	50,215	51,037	178,347
Construction purchase obligations	1,725	1,725	—	—	—

Total contractual cash obligations	$331,575	$30,460	$71,731	$51,037	$178,347

(1)	Our $45.0 million term loan facility will be paid off over the next three years with the outstanding balance due in 2015.

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

Many of our restaurant staff members are paid hourly rates in accordance with the federal and state minimum wage rates. Since 2008, numerous state and local governments increased the minimum wage within their jurisdictions, with further state minimum wage increases going into effect each year. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and we may also be subject to other cost and supply fluctuations outside of our control.

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

Segment Reporting

We operate upscale affordable dining restaurants under two brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods. Therefore, we report our results of operations as one reporting segment.

Recently Adopted Accounting Pronouncements

We reviewed all newly issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our financial statements as a result of future adoption.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are subject to interest rate risk in connection with our long term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our senior credit facilities, which are payable at variable rates. We currently have approximately $23.1 million of borrowings under our term loan facility. Each eighth point change in interest rates on the variable rate portion of indebtedness under our senior credit facilities would result in annual changes of approximately $29,000 in our interest expense.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2012 based on the criteria in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2012.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bravo Brio Restaurant Group, Inc.

We have audited the internal control over financial reporting of Bravo Brio Restaurant Group, Inc. and subsidiaries (the “Company”) as of December 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2012 of the Company and our report dated March, 5, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Columbus Ohio

March 5, 2013

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

On February 7, 2013, our Board of Directors approved a new form of indemnification agreement to be entered into with each of our directors and certain of our officers. The Board of Directors authorized the Company to enter into indemnification agreements with each of its current directors. Accordingly, on March 4, 2013, the Company entered into an indemnification agreement with each of its directors and each of its named executive officers. The form of indemnification agreement is included as Exhibit 10.12 to this report.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 30, 2012.

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

Equity Compensation Plan Information

Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 30, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders:
Bravo Development, Inc. Option Plan	992,192	1.45	—
Bravo Brio Restaurant Group, Inc. Stock Incentive Plan	—	—	1,406,271
Equity Compensation plans not approved by security holders:
None
Total	992,192	1.45	1,406,271

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference from the Proxy Statement.

Item 14.   Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the Proxy Statement.

Part IV

Item 15.   Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements appearing on page 52 of this report.
2.	Financial statement schedules: None.
3.	Exhibits: See Exhibit Index appearing on page 70 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bravo Brio Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheets of Bravo Brio Restaurant Group, Inc. and subsidiaries (the “Company”) as of December 30, 2012 and December 25, 2011, and the related consolidated statements of operations, stockholders’ equity (deficiency in assets), and cash flows for each of the three years in the period ended December 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bravo Brio Restaurant Group, Inc. and subsidiaries at December 30, 2012 and December 25, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Columbus, Ohio

March 5, 2013

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 30, 2012 AND DECEMBER 25, 2011

(Dollars in thousands)

	December 30, 2012	December 25, 2011
Assets
Current assets
Cash and cash equivalents	$13,717	$10,093
Accounts receivable	7,728	6,403
Tenant improvement allowance receivable	1,638	1,219
Inventories	3,023	2,767
Deferred income taxes	2,304	2,328
Prepaid expenses and other current assets	2,547	2,367

Total current assets	30,957	25,177
Property and equipment, net	175,969	163,208
Deferred income taxes, net	52,068	55,811
Other assets, net	4,344	3,430

Total assets	$263,338	$247,626

Liabilities and Stockholders’ Equity
Current liabilities
Trade and construction payables	$10,695	$13,058
Accrued expenses	24,724	20,183
Current portion of long-term debt	2,704	1,714
Deferred lease incentives	6,430	5,639
Deferred gift card revenue	12,210	10,863

Total current liabilities	56,763	51,457

Deferred lease incentives	64,761	62,565
Long-term debt	20,382	30,857
Other long-term liabilities	21,149	18,163
Commitments and contingencies (Note 12)
Stockholders’ equity
Common shares, no par value, per share — authorized, 100,000,000 shares: issued, 19,820,428 shares at December 30, 2012; and issued and outstanding, 19,476,559 shares at December 25, 2011;	195,512	193,034
Preferred shares, no par value, per share — authorized, 5,000,000 shares; issued and outstanding, 0 shares at December 30, 2012 and December 25, 2011	—	—
Treasury shares, 224,172 shares at December 30, 2012: and 0 shares at December 25, 2011;	(2,927)	—
Retained deficit	(92,302)	(108,450)

Total stockholders’ equity	100,283	84,584

Total liabilities and stockholders’ equity	$263,338	$247,626

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND

DECEMBER 26, 2010

(Dollars and shares in thousands, except per share data)

	Fiscal Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Revenues	$409,065	$369,245	$343,025
Costs and expenses
Cost of sales	106,716	98,175	89,456
Labor	139,917	124,352	114,468
Operating	62,016	56,578	53,331
Occupancy	26,088	23,424	22,729
General and administrative expenses	23,684	21,234	37,539
Restaurant pre-opening costs	4,492	4,803	2,375
Asset impairment charges	4,060	2,229	—
Depreciation and amortization	18,939	16,983	16,708

Total costs and expenses	385,912	347,778	336,606

Income from operations	23,153	21,467	6,419
Loss on extinguishment of debt	—	—	1,300
Interest expense, net	1,353	1,711	6,121

Income (loss) before income taxes	21,800	19,756	(1,002)
Income tax expense (benefit)	5,652	(56,688)	228

Net income (loss)	$16,148	$76,444	$(1,230)

Undeclared preferred dividends, net of adjustment — (Note 1)	—	—	(3,769)

Net income (loss) attributed to common shareholders	$16,148	$76,444	$(4,999)

Net income (loss) per share — basic	$0.82	$3.96	$(0.54)

Net income (loss) per share — diluted	$0.78	$3.72	$(0.54)

Weighted average shares outstanding — basic	19,584	19,322	9,281

Weighted average shares outstanding — diluted	20,612	20,550	9,281

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

FOR THE FISCAL YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND

DECEMBER 26, 2010

(Dollars in thousands)

	Common Shares		Preferred Shares		Additional Paid-In Capital	Retained Deficit	Treasury Shares		Stockholders’ Equity (Deficiency in Assets)
	Shares	Amount	Shares	Amount			Shares	Amount
Balance — December 27, 2009	7,234,370	$1	59,500	$1	$110,972	$(183,664)	—	$—	$(72,690)

Net loss	—	—	—	—	—	(1,230)	—	—	(1,230)
Share-based compensation costs	—	18,177	—	—	—	—	—	—	18,177
Exchange of common and preferred stock, to common shares, no par value per share	7,015,630	110,973	(59,500)	(1)	(110,972)	—	—	—	—
Issuance of common stock for initial public offering, net of fees and issuance costs	5,000,000	62,138	—	—	—	—	—	—	62,138
Issuance of restricted shares	500	8	—	—	—	—	—	—	8

Balance — December 26, 2010	19,250,500	$191,297	—	$—	$—	$(184,894)	—	$—	$6,403

Net income	—	—	—	—	—	76,444	—	—	76,444
Share-based compensation costs	—	1,731	—	—	—	—	—	—	1,731
Proceeds from the exercise of stock options	153,378	213	—	—	—	—	—	—	213
Issuance of restricted shares	107,519	—	—	—	—	—	—	—	—
Shares withheld from restricted stock vesting for minimum tax withholdings	(34,838)	(641)	—	—	—	—	—	—	(641)
Excess tax benefit from share based payments	—	434	—	—	—	—	—	—	434

Balance — December 25, 2011	19,476,559	$193,034	—	$—	$—	$(108,450)	—	$—	$84,584

Net income	—	—	—	—	—	16,148	—	—	16,148
Share-based compensation costs	—	2,355	—	—	—	—	—	—	2,355
Purchase of treasury shares	—	—	—	—	—	—	(224,172)	(2,927)	(2,927)
Proceeds from the exercise of stock options	268,633	383	—	—	—	—	—	—	383
Issuance of restricted shares	102,719	—	—	—	—	—	—	—	—
Shares withheld from restricted stock vesting for minimum tax withholdings	(27,483)	(347)	—	—	—	—	—	—	(347)
Excess tax benefit from share based payments	—	87	—	—	—	—	—	—	87

Balance — December 30, 2012	19,820,428	$195,512	—	$—	$—	$(92,302)	(224,172)	$(2,927)	$100,283

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND

DECEMBER 26, 2010

(Dollars in thousands)

	Fiscal Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Cash flow provided by operating activities:
Net income (loss)	$16,148	$76,444	$(1,230)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (excluding deferred lease incentives)	19,291	17,350	16,768
Loss on disposals of property and equipment	426	562	235
Write-off of unamortized loan origination fees	—	—	1,300
Impairment of assets	4,060	2,229	—
Amortization of deferred lease incentives	(6,116)	(5,700)	(4,734)
Stock compensation costs	2,355	1,731	18,185
Interest incurred but not yet paid	—	—	114
Deferred income taxes	3,767	(58,139)	—
Changes in certain assets and liabilities:
Accounts and tenant improvement receivables	(1,744)	(2,236)	2,583
Inventories	(256)	(352)	(212)
Prepaid expenses and other current assets	(180)	(138)	(180)
Trade and construction payables	(2,109)	3,378	(3,095)
Deferred lease incentives	9,103	14,331	6,572
Deferred gift card revenue	1,347	1,138	755
Other accrued liabilities	4,541	(967)	(508)
Other — net	1,667	1,967	1,129

Net cash provided by operating activities	52,300	51,598	37,682

Cash flow used in investing activities:
Purchase of property and equipment	(36,387)	(35,542)	(18,695)
Proceeds from sale of property and equipment	—	—	4

Net cash used in investing activities	(36,387)	(35,542)	(18,691)

Cash flow used in financing activities:
Proceeds from long-term debt	—	—	80,550
Payments on long-term debt	(9,485)	(8,429)	(152,811)
Payment of paid-in-kind interest	—	—	(4,884)
Proceeds from common share issuance, net of underwriter fees	—	—	65,100
Cost incurred in connection with the common share issuance	—	—	(2,962)
Proceeds from the exercise of stock options	383	213	—
Excess tax benefit from share based payments	87	434	—
Shares withheld from restricted stock vesting for minimum tax withholdings	(347)	(641)	—
Repurchase of treasury shares	(2,927)	—	—
Loan origination fees related to new credit facility	—	—	(1,773)

Net cash used in financing activities	(12,289)	(8,423)	(16,780)

Net increase in cash equivalents:	3,624	7,633	2,211
Cash and equivalents — beginning of year	10,093	2,460	249

Cash and equivalents — end of year	$13,717	$10,093	$2,460

Supplemental disclosures of cash flow information:
Interest paid — net of $0, $0 and $70 capitalized in 2012, 2011 and 2010, respectively	$1,024	$1,398	$6,362
Income taxes paid, net	$1,615	$1,240	$165
Property additions financed by trade and construction payables	$1,725	$1,979	$1,742

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — As of December 30, 2012, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 103 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan GrilleTM,” and “Bon Vie®.” Of the 103 restaurants the Company operates, there are 48 Bravo! Cucina Italiana® restaurants, 54 Brio Tuscan GrilleTM restaurants, and one Bon Vie® restaurant in operation in 31 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee.

Fiscal Year End — The Company utilizes a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal year ended December 30, 2012 is a 53 week year while the fiscal years ended December 25, 2011 and December 26, 2010 each have 52 weeks.

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

On October 6, 2010, the board of directors approved and on October 18, 2010 the Company’s shareholders approved, the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan became effective upon the completion of the IPO on October 26, 2010. Pursuant to this plan, 1.9 million common shares of the Company have been reserved for award under the Stock Incentive Plan. In connection with the adoption of the Stock Incentive Plan, the board of directors terminated the 2006 Plan effective October 26, 2010, and no further awards will be granted under the 2006 Plan. However, the termination of the 2006 Plan will not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan will continue to govern outstanding awards granted under the 2006 Plan. As of December 30, 2012, the Company has granted 613,800 shares of restricted stock to its employees under the Stock Incentive Plan. These shares will vest, subject to certain exceptions, over a four year period.

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

Receivables — Receivables, which the Company classifies within current assets, consist primarily of amounts due from landlords for tenant incentives and credit card processors. Management believes outstanding amounts to be collectible.

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

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Equipment consists primarily of restaurant equipment, furniture, fixtures and small wares. Depreciation is calculated using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including option periods which are reasonably assured of renewal, or the estimated useful life of the asset. The useful life of property and equipment involves judgment by management, which may produce materially different amounts of depreciation expense than if different assumptions were used. Property and equipment costs may fluctuate based on the number of new restaurants under development or opened, as well as any additional capital projects that are completed in a given period. The Company incurred depreciation expense of $18.9 million, $16.9 million and $16.1 million for the years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively.

Leases — The Company currently leases all but four of its owned restaurant locations. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of the Company’s leases are classified as operating leases. The Company records the minimum lease payments for its operating leases on a straight-line basis over the lease term, including option periods which in the judgment of management are reasonably assured of renewal. The lease term commences on the date that the lessee obtains control of the property, which is normally when the property is ready for tenant improvements. Contingent rent expense is recognized as incurred and is usually based on either a percentage of restaurant sales or a percentage of restaurant sales in excess of a defined amount. The Company’s lease costs will change based on the lease terms of its lease renewals as well as leases that the Company enters into with respect to its new restaurants.

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

Impairment of Long-Lived Assets —The Company reviews long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Based on this analysis, if the Company believes that the carrying amount of the assets is not recoverable, an impairment charge is recognized based upon the amount by which the assets’ carrying value exceeds fair value, which we estimate as the undiscounted cash flows of the location.

As a result of the above mentioned review process, the Company recognized an asset impairment charge of approximately $4.1 million related to two restaurants in fiscal 2012 and an impairment charge of $2.2 million related to one restaurant in fiscal 2011. However the Company did not record an impairment charge in fiscal 2010.

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

Estimated Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, receivables, trade and construction payables, and accrued liabilities at December 30, 2012 and December 25, 2011, approximate their fair value due to the short-term maturities of these financial instruments. The carrying amount of the long-term debt under the revolving credit facility and variable rate notes and loan agreements approximate the fair values at December 30, 2012 and December 25, 2011 due to short term maturities of the underlying LIBOR agreements. This represents a Level 2 fair value measurement.

Revenue Recognition — Revenue from restaurant operations is recognized upon payment by the customer at the time of sale. Revenues are reflected net of sales tax and certain discounts and allowances.

The Company records a liability upon the sale of gift cards and recognizes revenue upon redemption by the customer. Revenue is recognized on unredeemed gift cards (breakage) based upon historical redemption patterns when the Company determines the likelihood of redemption of the gift card by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction. Breakage is reported within revenues in the consolidated statements of operations. For the fiscal years ended 2012, 2011 and 2010, the Company recorded gift card breakage of an immaterial amount.

In 2012, the Company launched its loyalty program for each brand and with the program, offers discounted products to its loyal guests. Rewards that are not redeemed expire after 14 to 60 days. At December 30, 2012 the loyalty programs did not have a multiple deliverable arrangement and therefore the Company recorded discounts as incurred.

Advertising — The Company expenses the cost of advertising (including production costs) the first time the advertising takes place. Advertising expense was $4.1 million, $3.1 million, and $3.1 million for fiscal years 2012, 2011 and 2010, respectively.

Self-Insurance Reserves — The Company maintains various insurance policies, including workers’ compensation and general liability. As outlined in these policies, the Company is responsible for losses up to certain limits. The Company records a liability for the estimated exposure for aggregate losses. This liability is based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions, including actuarial assumptions, historical trends and economic conditions. If actual claims trends, including the severity or frequency of claims, differ from the Company’s estimates and historical trends, the Company’s financial results could be impacted.

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

Stock-Based Compensation — The Company maintains equity compensation incentive plans that provide for the grant of nonqualified stock options and restricted stock. Options are granted with exercise prices equal to the fair value of the Company’s common shares at the date of grant. Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. The cost of employee service is recognized as a compensation expense over the period that an employee provides service in exchange for the award, also known as the vesting period. The options which were modified in October 2010 became exercisable in October 2010 upon completion of the IPO and therefore all of the compensation cost related to these options was recorded in the fourth quarter of 2010. Additionally, following the completion of the IPO, the Company granted shares of restricted stock to its employees. The related compensation cost is being recorded over the four year vesting period of the restricted stock (See Note 10).

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

2.   EARNINGS PER SHARE

Basic earnings per common share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed similarly, but includes the effect of the assumed exercise of dilutive stock options, if any, and vesting of restricted stock under the treasury stock method.

The computations of basic and diluted earnings per common share for 2012, 2011 and 2010 are as follows:

(in thousands, except per share data)

	Fiscal Years
	2012	2011	2010
Net income (loss) attributed to common shareholders	$16,148	$76,444	$(4,999)
Weighted average common shares outstanding	19,584	19,322	9,281
Effect of dilutive securities:
Stock options	979	1,141	—
Restricted stock	49	87	—
Weighted average common and potentially issuable common shares outstanding — diluted	20,612	20,550	9,281
Basic net income (loss) per common share	$0.82	$3.96	$(0.54)
Diluted net income (loss) per common share	$0.78	$3.72	$(0.54)

All 992,192 stock options and 345,312 unvested shares of restricted stock at December 30, 2012 were included in the diluted share count for 2012. All 1,260,825 stock options and 318,531 unvested shares of restricted stock at December 25, 2011 were included in the diluted share count for 2011. All 1,414,203 stock options and 449,300 unvested shares of restricted stock at December 26, 2010 were anti-dilutive and were not included in the diluted share count due to the net loss incurred during 2010.

3.   PROPERTY AND EQUIPMENT

The major classes of property and equipment at December 30, 2012 and December 25, 2011 are summarized as follows (in thousands):

	2012	2011
Land and buildings	$7,009	$6,246
Leasehold improvements	174,449	151,680
Equipment and fixtures	99,514	90,188
Construction in progress	7,065	10,736
Deposits on equipment orders	661	899

Total	288,698	259,749
Less accumulated depreciation and amortization	(112,729)	(96,541)

Property and equipment, net	$175,969	$163,208

4.   OTHER ASSETS

The major classes of other assets at December 30, 2012 and December 25, 2011 are summarized as follows (in thousands):

	2012	2011
Loan origination fees	$1,876	$1,876
Liquor licenses	2,928	1,683
Trademarks	190	165
Deposits	361	312

Other assets — at cost	5,355	4,036

Less accumulated amortization	(1,011)	(606)

Other assets — net	$4,344	$3,430

5.   LONG-TERM DEBT

Long-term debt at December 30, 2012 and December 25, 2011 consisted of the following (in thousands):

	2012	2011
Term loan	$23,086	$32,571
Less current maturities	(2,704)	(1,714)

Long-term debt	$20,382	$30,857

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

On October 9, 2012, the Company entered into an amendment to its credit agreement. The amendment eliminated dollar restrictions in paying dividends, distributions to shareholders, or repurchasing its common shares subject to a defined leverage ratio.

The credit agreement provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of December 30, 2012, the maximum exposure under these standby letters of credit was $2.6 million.

The weighted average interest rate on Company borrowings at December 30, 2012 was 3.03% as compared to 3.09% at December 25, 2011.

Future maturities of debt as of December 30, 2012 were as follows (in thousands):

2013	$2,704
2014	2,704
2015	17,678

Total	$23,086

Pursuant to the credit agreement relating to the Company’s senior credit facilities, the Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. At December 30, 2012, the Company was in compliance with its applicable financial covenants.

6.   ACCRUED EXPENSES

The major classes of accrued expenses at December 30, 2012 and December 25, 2011 are summarized as follows (in thousands):

	2012	2011
Compensation and related benefits	$10,182	$8,433
Accrued self-insurance claims liability	5,936	4,576
Other taxes payable	4,992	4,324
Other accrued liabilities	3,614	2,850

Total accrued expenses	$24,724	$20,183

7.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 30, 2012 and December 25, 2011 consisted of the following (in thousands):

	2012	2011
Deferred rent	$19,762	$17,928
Other long-term liabilities	1,387	235

Total other long-term liabilities	$21,149	$18,163

8.   LEASES

The Company leases certain land and buildings used in its restaurant operations under various long-term operating lease agreements. The initial lease terms range from 10 to 20 years and currently expire between 2013 and 2027. The leases include renewal options for 2 to 20 additional years. The majority of leases provide for base (fixed) rent, plus additional rent based on gross sales, as defined in each lease agreement, in excess of a stipulated amount, multiplied by a stated percentage. The Company is also generally obligated to pay certain real estate taxes, insurances, common area maintenance (CAM) charges, and various other expenses related to the properties.

At December 30, 2012, the future minimum rental commitments under noncancellable operating leases, including option periods which are reasonably assured of renewal, were as follows (in thousands):

2013	$24,630
2014	25,290
2015	24,925
2016	25,237
2017	25,800
Thereafter	178,347

Total	$304,229

The above future minimum rental amounts exclude renewal options, which are not reasonably assured of renewal and additional rent based on sales. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis for operating leases.

Rent expense, excluding real estate taxes, CAM charges, insurance and other expenses related to operating leases and partially offset by the amortization of deferred lease incentives, in 2012, 2011 and 2010, consisted of the following (in thousands):

	2012	2011	2010
Minimum rent	$17,452	$14,540	$13,727
Contingent rent	1,082	804	900

Total	$18,534	$15,344	$14,627

9.   EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) covering all eligible full-time employees. The 401(k) Plan provides for employee salary deferral contributions up to a maximum of 15% of the participants’ eligible compensation, as well as discretionary Company matching contributions. Discretionary Company contributions relating to the 401(k) Plan for the years ended 2012, 2011, and 2010, were $254,000, $245,000 and $228,000, respectively.

10.   STOCK BASED COMPENSATION

2006 Plan

Stock option activity under the 2006 Plan for 2012, 2011 and 2010 was summarized as follows:

	2012	2011	2010
Outstanding — beginning of year	1,260,825	1,414,203	1,776,727
Weighted-average exercise price	$1.44	$1.44	$1.45
Granted	—	—	—
Weighted-average exercise price	$—	$—	$—
Exercised	(268,633)	(153,378)	—
Weighted-average exercise price	$1.43	$1.39	$—
Forfeited	—	—	(362,524)
Weighted-average exercise price	$—	$—	$1.45

Outstanding — end of year	992,192	1,260,825	1,414,203

Weighted-average exercise price	$1.45	$1.44	$1.44

Exercisable — end of year	992,192	1,260,825	1,414,203

The weighted-average remaining contractual term of options outstanding at December 30, 2012 was four years and all options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal year and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal year end date. The aggregate intrinsic value for outstanding and exercisable options at December 30, 2012 was $11.6 million.

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

Stock Incentive Plan

In October 2010, the Company adopted the Stock Incentive Plan. Restricted stock activity for fiscal 2012, 2011 and 2010 were as follows.

	2012	2011	2010
Outstanding — beginning of year	318,531	449,300	—
Weighted-average grant price	$16.99	$16.90	$—
Granted	157,000	5,000	451,800
Weighted-average grant price	$19.76	$22.41	$16.90
Vested	(102,719)	(107,519)	(500)
Weighted-average grant price	$16.97	$16.90	$16.90
Forfeited	(27,500)	(28,250)	(2,000)
Weighted-average grant price	$17.78	$16.90	$16.90

Outstanding — end of year	345,312	318,531	449,300

Weighted-average exercise price	$18.19	$16.99	$16.90

Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. In 2012, the Company recorded approximately $2.4 million in stock compensation costs related to the shares of restricted stock. As of December 30, 2012, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $5.6 million, which is expected to be recognized over a weighted average period of approximately 2.4 years taking into account potential forfeitures. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. In conjunction with the shares vested in 2012, 27,483 shares were withheld to cover the minimum tax withholdings of the shareholders and were not issued. These shares were withheld at a average price of $12.63 per share, which was the average of the high and low price of the Company’s shares on the date immediately preceding each vesting date when shares were withheld.

11.   INCOME TAXES

The provision for income taxes for 2012, 2011 and 2010 consisted of the following (in thousands):

	2012	2011	2010
Current income tax expense:
Federal	$1,108	$699	$—
State and local	777	752	228

Total current income tax expense	1,885	1,451	228

Deferred income tax expense (benefit):
Federal	3,188	(54,028)	—
State and local	579	(4,111)	—

Total deferred income tax expense (benefit)	3,767	(58,139)	—

Total income tax expense (benefit)	$5,652	$(56,688)	$228

Deferred income taxes as of December 30, 2012 and December 25, 2011 consisted of the following (in thousands):

	2012	2011
Deferred tax assets:
Goodwill for tax reporting purposes	$27,990	$31,319
Stock compensation	5,102	6,184
Self-insurance reserves	2,423	2,623
Depreciation and amortization	5,967	4,653
State net operating losses	13	169
FICA tip credit carryforward	17,496	16,143
Other	705	640

Total gross deferred tax assets	59,696	61,731

Deferred tax liabilities:
Prepaid assets	(554)	(457)
Deferred rent	(4,770)	(3,135)

Total gross deferred tax liabilities	(5,324)	(3,592)

Net deferred tax asset	$54,372	$58,139

Goodwill for tax reporting purposes is amortized over 15 years. At December 30, 2012, the Company had net operating loss carryforwards for state income tax purposes of $0.2 million and no federal net operating loss carryforwards. The Company also has general business credit carryforwards mainly consisting of Federal Insurance Contributions Act (FICA) tip credit carryforwards of $17.5 million, which will expire at various dates from 2026 through 2032.

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

As of December 30, 2012, the Company no longer carries a valuation allowance against net deferred tax assets. The Company’s conclusion that it is more likely than not that such deferred tax assets will be realized is strongly influenced by its forecast of future taxable income. The Company believes its forecast of future taxable income is reasonable; however, forecasts of future taxable income are inherently uncertain. Therefore, if the Company realizes materially less future taxable income than forecasted or has material unforeseen losses, then its ability to generate sufficient income necessary to realize its existing deferred tax assets may be reduced. In addition, the Company will continue to assess the assumptions used to determine the amount of the tax valuation allowance and may adjust the tax valuation allowance in future periods based on changes in assumptions of forecasted future taxable income and other factors, which may result in an additional charge to increase the valuation allowance.

The income tax benefit recorded for the respective periods presented differs from the expected income tax expense or benefit that would be calculated by applying the federal statutory rate to the Company’s income before income taxes primarily due to the reduction in the valuation allowance for deferred tax assets, the utilization of net operating losses and outstanding tax credits.

The effective income tax expense differs from the federal statutory tax expense for the years ended December 30, 2012, December 25, 2011 and December 26, 2010, as follows (in thousands):

	2012	2011	2010
Provision at statutory rate	$7,631	$6,914	$(351)
FICA tip credit	(4,318)	(3,773)	(3,487)
State income taxes — net of federal benefit	928	1,584	104
Other — net	1,411	1,355	1,242
Deferred tax asset valuation allowance	0	(62,768)	2,720

Total income tax (benefit) expense	$5,652	$(56,688)	$228

The Company recognizes a position taken or expected to be taken on a tax return in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition, or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the interim period in which the change occurs. As of December 30, 2012 and December 25, 2011, the Company had no uncertain income tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is currently open to audit, subject to the statute of limitations, by the Internal Revenue Service for the years ended December 27, 2009 through December 30, 2012. The Company is currently open to audit, subject to the statute of limitations, under certain states for the years ended December 28, 2008 through December 30, 2012. In 2012, the Company was audited by the Internal Revenue Service for the fiscal year ended December 26, 2010. This audit is still open; however, the Company does not believe that there are any issues that would create a material impact to the financial statements.

It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision; however, the Company currently has no penalties or interest related to income taxes.

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

13.   INTERIM FINANCIAL RESULTS (UNAUDITED)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2012 and fiscal 2011 (in thousands, except per share data):

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$98,377	$102,807	$95,921	$111,960	$409,065
Income from operations(1)	5,724	7,404	4,198	5,827	23,153
Net income	3,759	5,120	2,827	4,442	16,148
Basic net income per share	$0.19	$0.26	$0.14	$0.23	$0.82
Diluted net income per share(3)	$0.18	$0.25	$0.14	$0.22	$0.78
Basic weighted average shares outstanding	19,501	19,555	19,618	19,656	19,584
Diluted weighted average shares outstanding	20,582	20,618	20,649	20,601	20,612

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$90,418	$94,400	$88,774	$95,653	$369,245
Income from operations(1)	5,110	6,829	4,113	5,415	21,467
Net income(2)	4,547	63,398	3,598	4,901	76,444
Basic net income per share(3)	$0.24	$3.29	$0.19	$0.25	$3.96
Diluted net income per share(3)	$0.22	$3.09	$0.18	$0.24	$3.72
Basic weighted average shares outstanding	19,251	19,277	19,330	19,430	19,322
Diluted weighted average shares outstanding	20,537	20,547	20,551	20,563	20,550

(1)	Contains asset impairment charges that decreased income by $4.1 million related to two restaurants in the fourth quarter of 2012 and impairment charges that decreased income by $2.2 million related to one restaurant in the fourth quarter of 2011.
(2)	Contains a reduction in the valuation allowance of $57.2 million in the second quarter of 2011, which increased net income as it was deemed more likely than not that the Company would utilize its future net deferred tax assets.
(3)	Sum of the quarterly amounts do not equal the total year amount due to rounding.

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

Exhibit Index

Description

3.1	Second Amended and Restated Articles of Incorporation of Bravo Brio Restaurant Group, Inc. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).
3.2	Second Amended and Restated Regulations of Bravo Brio Restaurant Group, Inc. (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).
4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 7, 2010).
4.2	Credit Agreement, dated as of October 26, 2010, by and among Bravo Brio Restaurant Group, Inc., as borrower, the domestic subsidiaries of the borrower, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, KeyBank National Association and Regions Financial Corporation, as co-documentation agents, and Wells Fargo Securities, LLC and Banc of America Securities LLC, as co-lead arrangers and joint book managers (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).
4.3	First amendment to the Credit Agreement, dated as of October 9, 2012, by and among Bravo Brio Restaurant Group, Inc., as borrower, the domestic subsidiaries of the borrower, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, KeyBank National Association and Regions Financial Corporation, as co-documentation agents, and Wells Fargo Securities, LLC and Banc of America Securities LLC, as co-lead arrangers and joint book managers.
10.1+

Employment Agreement, effective January 12, 2007, by and between Bravo Development, Inc. and Saed Mohseni (incorporated by reference from Exhibit 10.10 to the Registration Statement on Form

S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on July 2, 2010).

10.2+	Employment Agreement, dated as of October 26, 2010, by and between Bravo Brio Restaurant Group, Inc. and James J. O’Connor (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).
10.3	Exchange Agreement, dated as of October 18, 2010, by and among Bravo Brio Restaurant Group, Inc., Bravo Development Holdings LLC and all other shareholders of Bravo Brio Restaurant Group, Inc. listed on the signature pages thereto (incorporated by reference from Exhibit 10.16 to Amendment No. 5 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 19, 2010).
10.4	Plan of Reorganization, dated as of October 18, 2010, by and between Bravo Brio Restaurant Group, Inc. and Bravo Development Holdings LLC (incorporated by reference from Exhibit 10.17 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 7, 2010).
10.5+	Bravo Development, Inc. 2006 Stock Option Plan (incorporated by reference from Exhibit 10.11 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on July 2, 2010).
10.6+	Amendment No. 1 to the Bravo Development, Inc. 2006 Stock Option Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 7, 2010).

Description
10.7+	Form of Option Award Letter under the Bravo Development, Inc. 2006 Stock Option Plan (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on July 2, 2010).
10.8+	Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s 2010 Form 10K filed with the Securities and Exchange Commission on February 17, 2011).
10.9+	Form of Non-Qualified Option Award Letter under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.14 to Amendment No. 4 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 8, 2010).
10.10+	Form of Restricted Stock Award Letter under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 4 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 8, 2010).
10.11*	Bravo Brio Restaurant Group, Inc. Foodservice Distribution Agreement, dated as of February 10, 2011, by and between Bravo Brio Restaurant Group, Inc. and Distribution Market Advantage, Inc (incorporated by reference from Exhibit 10.12 to the Company’s 2010 Form 10K filed with the Securities and Exchange Commission on February 17, 2011).
10.12	Form of Indemnification Agreement for certain officers and directors.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Bravo Brio Restaurant Group, Inc.
23.1	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney (included on the signature page).
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement.
*	Certain information in this exhibit has been omitted and filed separately with the SEC. Confidential treatment has been granted by the SEC with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2013

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

	Signature	Title	Date

By:	/s/ Saed Mohseni Saed Mohseni	President, Chief Executive Officer and Director (principal executive officer)	March 5, 2013

By:	/s/ James J. O’Connor James J. O’Connor	Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	March 5, 2013

By:	/s/ Thomas J. Baldwin Thomas J. Baldwin	Director	March 5, 2013

By:	/s/ Alton F. Doody III Alton F. Doody III	Director	March 5, 2013

By:	/s/ James S. Gulmi James S. Gulmi	Director	March 5, 2013

By:	/s/ David B. Pittaway David B. Pittaway	Director	March 5, 2013

By:	/s/ Harold O. Rosser, II Harold O. Rosser, II	Director	March 5, 2013

By:	/s/ Fortunato N. Valenti Fortunato N. Valenti	Director	March 5, 2013