Form 10-Q
period 2013-03-31
Bravo Brio Restaurant Group, Inc.
filed 2013-04-30
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, the latest practicable date, 19,580,369 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 and DECEMBER 30, 2012

(Dollars in thousands)

	March 31,	December 30,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,028	$13,717
Accounts receivable	6,663	7,728
Tenant improvement allowance receivable	1,044	1,638
Inventories	2,809	3,023
Deferred income taxes, net	2,606	2,304
Prepaid expenses and other current assets	4,749	2,547

Total current assets	22,899	30,957
Property and equipment — net	175,270	175,969
Deferred income taxes — net	50,453	52,068
Other assets — net	4,242	4,344

Total assets	$252,864	$263,338

Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$9,906	$10,695
Accrued expenses	19,997	24,724
Current portion of long-term debt	2,704	2,704
Deferred lease incentives	6,312	6,430
Deferred gift card revenue	9,227	12,210

Total current liabilities	48,146	56,763

Deferred lease incentives	61,505	64,761
Long-term debt	19,030	20,382
Other long-term liabilities	21,021	21,149
Commitments and contingencies (Note 6)
Stockholders’ equity
Common shares, no par value per share—authorized, 100,000,000 shares; issued 19,865,894 at March 31, 2013 and 19,820,428 shares issued at December 30, 2012	195,997	195,512
Preferred shares, no par value, per share—authorized, 5,000,000 shares; issued and outstanding, 0 shares at March 31, 2013 and December 30, 2012	—	—
Treasury shares, 290,525 shares at March 31, 2013; and 224,172 shares at December 30, 2012	(3,952)	(2,927)
Retained deficit	(88,883)	(92,302)

Total stockholders’ equity	103,162	100,283

Total liabilities and stockholders’ equity	$252,864	$263,338

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2013 AND MARCH 25, 2012 (UNAUDITED)

(in thousands except per share data)

	Thirteen Weeks Ended
	March 31,	March 25,
	2013	2012
Revenues	$103,063	$98,377

Costs and expenses
Cost of sales	26,964	25,637
Labor	36,582	34,155
Operating	16,120	14,899
Occupancy	6,835	6,490
General and administrative expenses	5,859	5,697
Restaurant preopening costs	701	1,362
Depreciation and amortization	4,869	4,413

Total costs and expenses	97,930	92,653

Income from operations	5,133	5,724
Interest expense, net	317	354

Income before income taxes	4,816	5,370
Income tax expense	1,397	1,611

Net income	$3,419	$3,759

Net income per basic share	$0.17	$0.19

Net income per diluted share	$0.17	$0.18

Weighted average shares outstanding-basic	19,606	19,501

Weighted average shares outstanding-diluted	20,476	20,582

See condensed notes to unaudited consolidated financial statements.

.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2013 (UNAUDITED)

(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Stockholders’
	Shares	Amount	Deficit	Shares	Amount	Equity
Balance — December 30, 2012	19,820,428	$195,512	$(92,302)	(224,172)	$(2,927)	$100,283

Net income	—	—	3,419	—	—	3,419
Share-based compensation costs	—	659	—	—	—	659
Proceeds from the exercise of stock options	19,600	28	—	—	—	28
Issuance of restricted shares	35,500	—	—	—	—	—
Excess tax deficiency from share based payments, net	—	(57)	—	—	—	(57)
Shares withheld from restricted stock vesting for minimum tax withholdings	(9,634)	(145)	—	—	—	(145)
Purchase of treasury shares	—	—	—	(66,353)	(1,025)	(1,025)

Balance — March 31, 2013	19,865,894	$195,997	$(88,883)	(290,525)	(3,952)	$103,162

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2013 AND MARCH 25, 2012

(UNAUDITED)

(Dollars in thousands)

	Thirteen Weeks Ended
	March 31,	March 25,
	2013	2012
Cash flows from operating activities:
Net income	$3,419	$3,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,962	4,506
Loss on disposals of property and equipment	97	44
Amortization of deferred lease incentives	(4,742)	(1,433)
Share-based compensation costs	659	490
Deferred income taxes	1,313	772
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	1,659	(763)
Inventories	214	314
Prepaid expenses and other current assets	(2,202)	414
Trade and construction payables	(194)	(1,701)
Deferred lease incentives	1,368	2,734
Deferred gift card revenue	(2,983)	(2,827)
Other accrued expenses	(4,791)	2,669
Other — net	(126)	536

Net cash (used in) provided by operating activities	(1,347)	9,514

Cash flows from investing activities:
Purchase of property and equipment	(4,855)	(9,113)

Net cash used in investing activities	(4,855)	(9,113)

Cash flows from financing activities:
Payments on long-term debt	(1,352)	(5,428)
Proceeds from the exercise of stock options	28	80
Excess tax benefit related to share based payments	7	106
Shares withheld from restricted stock vesting for minimum tax withholdings	(145)	—
Repurchase of treasury shares	(1,025)	—

Net cash used in financing activities	(2,487)	(5,242)

Net decrease in cash and cash equivalents	(8,689)	(4,841)
Cash and cash equivalents — beginning of period	13,717	10,093

Cash and cash equivalents — end of period	$5,028	$5,252

Supplemental disclosures of cash flow information:
Interest paid	327	273
Income taxes paid	517	181
Property financed by trade and construction payables	1,130	2,275

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

Description of Business — As of March 31, 2013, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 103 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan GrilleTM,” and “Bon Vie®.” Of the 103 restaurants the Company operates, there are 47 Bravo! Cucina Italiana® restaurants, 55 Brio Tuscan GrilleTM restaurants and one Bon Vie® restaurant in operation in 31 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the thirteen weeks ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2013.

Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited consolidated financial statements and related condensed notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012 filed with the SEC on March 5, 2013.

2.	NET INCOME PER SHARE

Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares. At March 31, 2013 and March 25, 2012, all outstanding stock options and restricted stock were included in the dilutive calculation.

(in thousands, except per share data)

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
Net income	$3,419	$3,759

Weighted average common shares outstanding	19,606	19,501
Effect of dilutive securities:
Stock options	869	1,038
Restricted stock	1	43

Weighted average common and potentially issuable common shares outstanding—diluted	20,476	20,582

Basic net income per common share	$0.17	$0.19

Diluted net income per common share	$0.17	$0.18

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements – (Continued)

3.	LONG-TERM DEBT

Long-term debt at March 31, 2013 and December 30, 2012 consisted of the following (in thousands):

	March 31, 2013	December 30, 2012
Total term loan	$21,734	$23,086
Less current maturities	(2,704)	(2,704)

Long-term debt	$19,030	$20,382

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

Under the credit agreement, the Company is allowed to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the senior credit facilities bear interest at the Company’s option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.75% to 3.25%. In addition to paying any outstanding principal amount under the Company’s senior credit facilities, the Company is required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. Borrowings under the Company’s senior credit facilities are collateralized by a first priority interest in substantially all assets of the Company and its subsidiaries.

On October 9, 2012, the Company entered into an amendment to its credit agreement. The amendment eliminated dollar restrictions in paying dividends, distributions to shareholders, or repurchasing its common shares subject to the defined leverage ratio.

The credit agreement provides for a bank guarantee under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of March 31, 2013, the maximum exposure under these standby letters of credit was $2.6 million.

Pursuant to the credit agreement, the Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. At March 31, 2013, the Company was in compliance with its applicable financial covenants.

4.	STOCK BASED COMPENSATION

2006 Plan

Stock option activity for the thirteen weeks ended March 31, 2013 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 30, 2012	992,192	$1.45
Exercised	(19,600)	$1.45
Granted	—	—
Forfeited	—	—

Outstanding at March 31, 2013	972,592	$1.45

Exercisable at March 31, 2013	972,592	$1.45

At March 31, 2013, the weighted-average remaining contractual term of options outstanding was approximately 3.7 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at March 31, 2013 was $14.0 million.

In conjunction with the Company’s IPO, all of the then outstanding options under the Bravo Development, Inc. Option Plan (the “2006 Plan”) became exercisable and the 2006 Plan was terminated. No further compensation costs will be recorded under the 2006 Plan. The 2006 Plan was replaced with the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”), which was adopted in October 2010.

Stock Incentive Plan

Restricted stock activity for the thirteen weeks ended March 31, 2013 is summarized as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 30, 2012	345,312	$18.19
Granted	141,400	$14.71
Vested	(35,500)	$19.75
Forfeited	(4,100)	$16.90

Outstanding at March 31, 2013	$447,112	$16.98

Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. On February 28, 2013, 141,400 shares of restricted stock were granted to employees and directors of the Company pursuant to the Stock Incentive Plan. The average of the high and low price of the Company’s shares on February 27, 2013, the date immediately preceding the date of grant in which stock markets were open, was $14.71. In the first quarter of 2013, stock compensation costs related to shares of restricted stock were approximately $0.7 million. As of March 31, 2013, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $6.8 million, which is expected to be recognized over a weighted average period of approximately 2.7 years taking into account potential forfeitures. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period.

5.	INCOME TAXES

The Company’s consolidated balance sheets at March 31, 2013 and December 30, 2012 include a net deferred tax asset of $53.1 million and $54.4 million, respectively. The Company performs analyses to evaluate whether the deferred tax assets will be realized. Such analyses assumes that the Company will continue to be a going concern and that it is more likely than not that the deferred tax assets will be realized through the generation of future taxable income.

The Company is currently under examination by the Internal Revenue Service for the fiscal year ended December 26, 2010. The Company does not believe that any adjustment as a result of the examination would be material to the financial statements.

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

On May 24, 2012, the Company was named as a defendant in a class action lawsuit alleging certain violations of the Fair Labor Standards Act as well as certain Iowa wage and hours laws. The Company has answered the complaint and denied the allegations. The Company believes that it has meritorious defenses to these allegations and intends to continue to vigorously defend against them, including challenging the plaintiffs’ efforts to certify a class. The Company believes that the ultimate outcome of this matter will not be material to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our unaudited consolidated financial statements and accompanying condensed notes. Unless indicated otherwise, any reference in this report to the “Company,” “we,” “us,” and “our” refer to Bravo Brio Restaurant Group, Inc. together with its subsidiaries.

This discussion contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 filed with the SEC on March 5, 2013 (the “2012 Annual Report on Form 10-K”).

Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our 2012 Annual Report on Form 10-K and the unaudited consolidated financial statements and the related condensed notes thereto included herein.

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

Results of Operations

Thirteen Weeks Ended March 31, 2013 Compared to the Thirteen Weeks Ended March 25, 2012

The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenue.

	Thirteen Weeks Ended
	March 31, 2013	% of Revenues	March 25, 2012	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$103,063	100%	$98,377	100%	$4,686	4.8%
Cost and expenses:
Cost of sales	26,964	26.2%	25,637	26.1%	1,327	5.2%
Labor	36,582	35.5%	34,155	34.7%	2,427	7.1%
Operating	16,120	15.6%	14,899	15.1%	1,221	8.2%
Occupancy	6,835	6.6%	6,490	6.6%	345	5.3%
General and administrative expenses	5,859	5.7%	5,697	5.8%	162	2.8%
Restaurant preopening costs	701	0.7%	1,362	1.4%	(661)	(48.5)%
Depreciation and amortization	4,869	4.7%	4,413	4.5%	456	10.3%

Total costs and expenses	97,930	95.0%	92,653	94.2%	5,277	5.7%

Income from operations	5,133	5.0%	5,724	5.8%	(591)	(10.3)%
Net interest expense	317	0.3%	354	0.4%	(37)	(10.5)%

Income before income taxes	4,816	4.7%	5,370	5.5%	(554)	(10.3)%
Income tax expense	1,397	1.4%	1,611	1.6%	(214)	(13.3)%

Net income	$3,419	3.3%	$3,759	3.8%	$(340)	(9.0)%

Certain percentage amounts may not sum due to rounding.

Revenues. Revenues increased $4.7 million, or 4.8%, to $103.1 million for the thirteen weeks ended March 31, 2013, as compared to $98.4 million for the thirteen weeks ended March 25, 2012. The increase of $4.7 million was primarily due to an additional 112 operating weeks provided by nine company owned restaurants opened in 2012 and two new restaurants opened in the first quarter of 2013. Partially offsetting the increase in operating weeks was a decrease in comparable restaurant revenues of 2.5% or $2.2 million, which was driven by a 3.4% decrease in guest counts that decreased comparable revenues by $3.1 million, and partially offset by an increase of 0.9% in average check. Our comparable restaurant revenues were negatively impacted by approximately 2.0% due to the shift in our operating calendar as a result of the fifty-third week in fiscal 2012. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations. Additionally, during the second quarter of 2012, we opened one BRIO that we do not own but which we operate pursuant to a management agreement under which we receive a management fee. Other than our receipt of this management fee, the operation of this restaurant has no impact on our financial statements.

For our BRAVO! brand, restaurant revenues decreased $0.1 million, or 0.2%, to $40.2 million for the thirteen weeks ended March 31, 2013 as compared to $40.3 million for the thirteen weeks ended March 25, 2012. Comparable revenues for the BRAVO! brand restaurants decreased 1.6%, or $0.6 million, to $38.3 million for the thirteen weeks ended March 31, 2013 as compared to $38.9 million for the thirteen weeks ended March 25, 2012. Revenues for BRAVO! brand restaurants not included in the comparable revenue base increased $0.5 million to $1.9 million for the thirteen weeks ended March 31, 2013. At March 31, 2013, there were 45 BRAVO! restaurants included in the comparable revenue base and two BRAVO! restaurants not included in the comparable revenue base.

For our BRIO brand, restaurant revenues increased $4.7 million, or 8.2%, to $62.8 million for the thirteen weeks ended March 31, 2013 as compared to $58.1 million for the thirteen weeks ended March 25, 2012. Comparable revenues for the BRIO brand restaurants decreased 3.2%, or $1.6 million, to $50.3 million for the thirteen weeks ended March 31, 2013 as compared to $51.9 million for the thirteen weeks ended March 25, 2012. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $6.4 million to $12.5 million for the thirteen weeks ended March 31, 2013. At March 31, 2013, there were 41 BRIO restaurants included in the comparable revenue base and fourteen BRIO restaurants not included in the comparable revenue base.

Cost of Sales. Cost of sales increased approximately $1.4 million, or 5.2%, to $27.0 million for the thirteen weeks ended March 31, 2013, as compared to $25.6 million for the thirteen weeks ended March 25, 2012. As a percentage of revenues, cost of sales increased to 26.2% for the thirteen weeks ended March 31, 2013, from 26.1% for the thirteen weeks ended March 25, 2012. The increase in cost of sales, as a percentage of revenues, was primarily the result of higher commodity costs for our produce in 2013 as compared to 2012, partially offset by a menu price increase. As a percentage of revenues, food costs increased 0.1% to 21.4% and increased in total dollars by $1.1 million. Beverage costs remained flat as a percentage of revenues at 4.8% but increased in total dollars by $0.3 million. The increase in these costs in total dollars was related to the growth in restaurants in 2013 due to nine company owned restaurant openings in 2012 and two restaurant openings in the thirteen weeks ended March 31, 2013.

Labor Costs. Labor costs increased $2.4 million, or 7.1%, to $36.6 million for the thirteen weeks ended March 31, 2013, as compared to $34.2 million for the thirteen weeks ended March 25, 2012. As a percentage of revenues, labor costs increased to 35.5% for the thirteen weeks ended March 31, 2013, from 34.7% for the thirteen weeks ended March 25, 2012. These increases were primarily the result of deleveraging from the decrease in our comparable revenues as well as labor inefficiencies associated with the nine company owned restaurants opened in 2012 and two new restaurants opened in the first quarter of 2013.

Operating Costs. Operating costs increased $1.2 million, or 8.2%, to $16.1 million for the thirteen weeks ended March 31, 2013, as compared to $14.9 million for the thirteen weeks ended March 25, 2012. This increase was mainly due to an additional 112 operating weeks in 2013 as compared to 2012 resulting from the nine company owned restaurants opened in 2012 and two restaurants opened in the first quarter of 2013. As a percentage of revenues, operating costs increased to 15.6% for the thirteen weeks ended March 31, 2013, compared to 15.1% for the thirteen weeks ended March 25, 2012. The increase as a percentage of revenues was primarily related to higher supply costs, janitorial services and utility costs due to negative leverage from the decrease in comparable sales in the first quarter of 2013 as compared to the prior year period.

Occupancy Costs. Occupancy costs increased $0.3 million, or 5.3%, to $6.8 million for the thirteen weeks ended March 31, 2013, as compared to $6.5 million for the thirteen weeks ended March 25, 2012. The increase was due to nine company owned restaurants opened in 2012 and two new restaurants opened in the first thirteen weeks of 2013. As a percentage of revenues, occupancy costs remained flat at 6.6% for the thirteen weeks ended March 31, 2013 and March 25, 2012.

General and Administrative. General and administrative expenses increased by $0.2 million, or 2.8%, to $5.9 million for the thirteen weeks ended March 31, 2013, as compared to $5.7 million for the thirteen weeks ended March 25, 2012. The increase in expenses was attributable to higher stock compensation costs due to stock grants in 2012 and 2013. As a percentage of revenues, general and administrative expenses decreased to 5.7% for the thirteen weeks ended March 31, 2013, from 5.8% for the thirteen weeks ended March 25, 2012. The decrease was primarily attributable to the leverage gained by the 4.8% increase in revenues in the first quarter of 2013 as compared to the first quarter of 2012.

Restaurant Pre-opening Costs. Pre-opening costs decreased by approximately $0.7 million, to $0.7 million for the thirteen weeks ended March 31, 2013, as compared to $1.4 million for the thirteen weeks ended March 25, 2012. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the first thirteen weeks of 2013, we opened two restaurants and had one additional restaurant under construction. During the first thirteen weeks of 2012, we opened three restaurants and had two additional restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.5 million, to $4.9 million for the thirteen weeks ended March 31, 2013 compared to $4.4 million for the thirteen weeks ended March 25, 2012. As a percentage of revenues, depreciation and amortization expenses increased to 4.7% for the thirteen weeks ended March 31, 2013 as compared to 4.5% for the thirteen weeks ended March 25, 2012.

Net Interest Expense. Net interest expense decreased $0.1 million to $0.3 million for the thirteen weeks ended March 31, 2013 as compared to $0.4 million for the thirteen weeks ended March 25, 2012. This decrease was due to lower average outstanding debt during the first thirteen weeks of 2013 compared to the same period in the prior year.

Income Taxes. Income tax expense was $1.4 million, or 29% of income before income taxes, for the thirteen weeks ended March 31, 2013 as compared to $1.6 million, or 30% of income before income taxes, for the thirteen weeks ended March 25, 2012. The decrease in the tax expense as a percentage of income before income taxes was due to increased general business credits.

Liquidity

Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of March 31, 2013, we had approximately $5.0 million in cash and cash equivalents and approximately $37.4 million of availability under our senior credit facilities (after giving effect to $2.6 million of outstanding letters of credit at March 31, 2013). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2013.

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

Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in our 2012 Annual Report on Form 10-K under the heading “Risk Factors.”

The following table presents a summary of our cash flows for the thirteen weeks ended March 31, 2013 and March 25, 2012 (in thousands):

	Thirteen Weeks Ended,
	March 31, 2013	March 25, 2012
Net cash (used in) provided by operating activities	$(1,347)	$9,514
Net cash used in investing activities	(4,855)	(9,113)
Net cash used in financing activities	(2,487)	(5,242)

Net decrease in cash and cash equivalents	(8,689)	(4,841)
Cash and cash equivalents at beginning of period	13,717	10,093

Cash and cash equivalents at end of period	$5,028	$5,252

Operating Activities. Net cash used in operating activities was $1.3 million for the thirteen weeks ended March 31, 2013, compared to net cash provided by operations of $9.5 million for the thirteen weeks ended March 25, 2012. The decrease in net cash provided by operating activities in the first thirteen weeks of 2013 compared to the same period in 2012 was due to an increase in cash expenditures in excess of the increase in cash receipts. This was primarily due to additional payroll and rent payments in 2013 related to the timing of the quarter end date in 2013 as compared to 2012. Cash receipts from operations for the first thirteen weeks of 2013 and 2012, including the net redemption of gift cards, were $100.0 million and $95.5 million, respectively. Cash expenditures from operations during the first thirteen weeks of 2013 and 2012 were $100.1 million and $87.1 million, respectively. We also received $2.5 million in additional tenant allowances in the first quarter of 2012 as compared to the inflows of tenant allowance in the first quarter of 2013.

Investing Activities. Net cash used in investing activities was $4.9 million for the thirteen weeks ended March 31, 2013, compared to $9.1 million for the thirteen weeks ended March 25, 2012. We invest cash to purchase property and equipment related to our restaurant expansion plans. The increase in spending was related to the timing of restaurant openings, the timing of spending related to our new restaurants as well as the number of restaurants that were opened and under construction during 2013 versus 2012. During the first thirteen weeks of 2013, we opened two restaurants and had one additional restaurant under construction. In the first thirteen weeks of 2012, we opened three restaurants and had two additional restaurants under construction.

Financing Activities. Net cash used in financing activities was $2.5 million for the thirteen weeks ended March 31, 2013, compared to cash used in financing activities of $5.2 million for the thirteen weeks ended March 25, 2012. For the thirteen weeks ended March 31, 2013, $1.4 million was used to pay down the Company’s term debt, $1.0 million was used to repurchase Company shares and approximately $0.1 million was used for tax payments related to the withholding of shares to pay employees’ tax liability upon the vesting of restricted stock. For the thirteen weeks ended March 25, 2012, $5.4 million was used to pay down the Company’s term debt partially offset by $0.2 million in cash and tax benefits received during the quarter related to stock option exercises.

As of March 31, 2013, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2013 to be in the range of approximately $20.0 million to $22.0 million, for a total of $23.0 million to $25.0 million for the year. This is primarily related to the opening of five to six additional restaurants in the last three quarters of 2013, the start of construction of restaurants to be opened in early 2014, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates expensing approximately $3.3 million to $3.8 million in preopening costs for the remainder of 2013 for a total of approximately $4.0 million to $4.5 million for all of 2013.

Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $25.2 million at March 31, 2013, compared to a net working capital deficit of $25.8 million at December 30, 2012.

In connection with our initial public offering, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our credit agreement also requires us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At March 31, 2013, the Company was in compliance with its applicable financial covenants. Additionally, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.

Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR are payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest shall be payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of March 31, 2013, we had an outstanding principal balance of approximately $21.7 million on our term loan facility and no outstanding balance on our revolving credit facility.

Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that the cash flow from operating activities as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs over the same period.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2013, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates — The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual amounts may differ from those estimates.

There have been no material changes to the significant accounting policies from what was previously reported in our 2012 Annual Report on Form 10-K.

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

At March 31, 2013, we had $21.7 million in debt outstanding under our term loan facility. Each eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in a $27,000 annual change in our interest expense.

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

PART II – Other Information

Item 1. Legal Proceedings

See Note 6 to our consolidated financial statement in Part 1, Items 1 of this report.

Item 1A. Risk Factors

There have been no material changes from our risk factors as previously reported in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of common shares made during the quarter ended March 31, 2013 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Exchange Act.

Bravo Brio Restaurant Group Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares the May Yet Be Purchased Under the Plans or Programs
12/31/12-1/27/13	—	$—	—	$—	$17,073,126
1/28/13-2/24/13	—	—	—	—	$17,073,126
2/25/13-3/31/13	75,987	15.39	66,353	—	$16,047,947

Total for the Quarter	75,987	$15.39	66,353

(1)	Includes 9,634 shares withheld, on February 27, 2013, to cover tax withholding obligations at $15.01 per share relating to the vesting of restricted stock issued to employees pursuant to the Company’s Stock Incentive Plan and available to be granted in future periods. It also includes 66,353 Company shares repurchased during the period noted above, at an average price of $15.45, including commissions, as part of the Company’s 10b-18 plan that was approved by the Board of Directors on October 17, 2012. Pursuant to the plan, the Board of Directors has authorized the Company to make up to $20 million in share repurchases prior to the plan’s expiration on December 29, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

11	Computation of Per Share Earnings (included in the notes to the Condensed Notes to Unaudited Consolidated Financial Statement contained in this Report).

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2013

Bravo Brio Restaurant Group, Inc.

By:	/s/ Saed Mohseni
Saed Mohseni
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)