Form 10-Q
period 2013-06-30
Bravo Brio Restaurant Group, Inc.
filed 2013-08-02
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, the latest practicable date, 19,606,058 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 30, 2012

(Dollars in thousands)

	June 30, 2013	December 30, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,861	$13,717
Accounts receivable	5,878	7,728
Tenant improvement allowance receivable	834	1,638
Inventories	2,723	3,023
Deferred income taxes, net	1,898	2,304
Prepaid expenses and other current assets	4,880	2,547

Total current assets	22,074	30,957
Property and equipment — net	178,908	175,969
Deferred income taxes — net	49,807	52,068
Other assets — net	4,102	4,344

Total assets	$254,891	$263,338

Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$11,192	$10,695
Accrued expenses	22,568	24,724
Current portion of long-term debt	2,082	2,704
Deferred lease incentives	6,187	6,430
Deferred gift card revenue	8,819	12,210

Total current liabilities	50,848	56,763

Deferred lease incentives	60,300	64,761
Long-term debt	14,132	20,382
Other long-term liabilities	21,102	21,149
Commitments and contingencies (Note 6)
Stockholders’ equity
Common shares, no par value per share—authorized, 100,000,000 shares; issued 19,895,854 at June 30, 2013 and 19,820,428 shares issued at December 30, 2012	196,802	195,512
Preferred shares, no par value, per share—authorized, 5,000,000 shares; issued and outstanding, 0 shares at June 30, 2013 and December 30, 2012	—	—
Treasury shares, 290,525 shares at June 30, 2013; and 224,172 shares at December 30, 2012	(3,952)	(2,927)
Retained deficit	(84,341)	(92,302)

Total stockholders’ equity	108,509	100,283

Total liabilities and stockholders’ equity	$254,891	$263,338

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 30, 2013 AND JUNE 24, 2012 (UNAUDITED)

(in thousands except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	June 24,	June 30,	June 24,
	2013	2012	2013	2012
Revenues	$105,622	$102,807	$208,685	$201,184

Costs and expenses
Cost of sales	27,051	26,482	54,015	52,119
Labor	36,882	35,267	73,464	69,422
Operating	16,588	15,764	32,708	30,663
Occupancy	7,171	6,728	14,006	13,218
General and administrative expenses	5,836	5,688	11,695	11,385
Restaurant preopening costs	558	811	1,259	2,173
Depreciation and amortization	4,962	4,663	9,831	9,076

Total costs and expenses	99,048	95,403	196,978	188,056

Income from operations	6,574	7,404	11,707	13,128
Interest expense, net	284	332	601	686

Income before income taxes	6,290	7,072	11,106	12,442
Income tax expense	1,748	1,952	3,145	3,563

Net income	$4,542	$5,120	$7,961	$8,879

Net income per basic share	$0.23	$0.26	$0.41	$0.45

Net income per diluted share	$0.22	$0.25	$0.39	$0.43

Weighted average shares outstanding-basic	19,591	19,555	19,598	19,528

Weighted average shares outstanding-diluted	20,489	20,618	20,482	20,600

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2013 (UNAUDITED)

(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Stockholders’
	Shares	Amount	Deficit	Shares	Amount	Equity
Balance — December 30, 2012	19,820,428	$195,512	$(92,302)	(224,172)	$(2,927)	$100,283

Net income	—	—	7,961	—	—	7,961
Share-based compensation costs	—	1,395	—	—	—	1,395
Proceeds from the exercise of stock options	48,489	70	—	—	—	70
Issuance of shares of restricted stock	37,125	—	—	—	—	—
Excess tax deficiency from share based payments, net	—	(21)	—	—	—	(21)
Shares withheld from restricted stock vesting for minimum tax withholdings	(10,188)	(154)	—	—	—	(154)
Purchase of treasury shares	—	—	—	(66,353)	(1,025)	(1,025)

Balance — June 30, 2013	19,895,854	$196,802	$(84,341)	(290,525)	$(3,952)	$108,509

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2013 AND JUNE 24, 2012

(UNAUDITED)

(Dollars in thousands)

	Twenty-Six Weeks Ended
	June, 30	June 24,
	2013	2012
Cash flows from operating activities:
Net income	$7,961	$8,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,018	9,260
Loss on disposals of property and equipment	1,280	129
Amortization of deferred lease incentives	(7,288)	(2,940)
Share-based compensation costs	1,395	1,105
Deferred income taxes	2,667	2,062
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	2,654	53
Inventories	300	138
Prepaid expenses and other current assets	(2,333)	57
Trade and construction payables	611	(1,980)
Deferred lease incentives	2,584	4,508
Deferred gift card revenue	(3,391)	(3,267)
Other accrued expenses	(2,223)	1,583
Other — net	(7)	876

Net cash provided by operating activities	14,228	20,463

Cash flows from investing activities:
Purchase of property and equipment	(14,171)	(18,493)
Proceeds from the sale of assets	22	—

Net cash used in investing activities	(14,149)	(18,493)

Cash flows from financing activities:
Payments on long-term debt	(6,872)	(8,809)
Proceeds from the exercise of stock options	70	131
Excess tax benefit related to share based payments	46	189
Shares withheld from restricted stock vesting for minimum tax withholdings	(154)	—
Repurchase of treasury shares	(1,025)	—

Net cash used in financing activities	(7,935)	(8,489)

Net decrease in cash and cash equivalents	(7,856)	(6,519)
Cash and cash equivalents — beginning of period	13,717	10,093

Cash and cash equivalents — end of period	$5,861	$3,574

Supplemental disclosures of cash flow information:
Interest paid	514	545
Income taxes paid	958	831
Property financed by trade and construction payables	1,610	1,615

See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

Description of Business — As of June 30, 2013, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 103 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan GrilleTM,” and “Bon Vie®.” Of the 103 restaurants the Company operates, there are 46 Bravo! Cucina Italiana® restaurants, 56 Brio Tuscan GrilleTM restaurants and one Bon Vie® restaurant in operation in 31 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the thirteen weeks ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2013.

Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited consolidated financial statements and related condensed notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2013 (the “2012 Annual Report on Form 10-K”).

2.	NET INCOME PER SHARE

Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares. At June 30, 2013 and June 24, 2012, all outstanding stock options and restricted stock were included in the dilutive calculation.

(in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	June 24,	June 30,	June 24,
	2013	2012	2013	2012
Net income	$4,542	$5,120	$7,961	$8,879

Weighted average common shares outstanding	19,591	19,555	19,598	19,528
Effect of dilutive securities:
Stock options	824	998	847	1,018
Restricted stock	74	65	37	54

Weighted average common and potentially issuable common shares outstanding—diluted	20,489	20,618	20,482	20,600

Basic net income per common share	$0.23	$0.26	$0.41	$0.45

Diluted net income per common share	$0.22	$0.25	$0.39	$0.43

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Notes to Unaudited Consolidated Financial Statements – (Continued)

3.	LONG-TERM DEBT

Long-term debt at June 30, 2013 and December 30, 2012 consisted of the following (in thousands):

	June 30, 2013	December 30, 2012
Total term loan	$16,214	$23,086
Less current maturities	(2,082)	(2,704)

Long-term debt	$14,132	$20,382

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

On October 9, 2012, the Company entered into an amendment to its credit agreement. The amendment eliminated dollar restrictions in paying dividends, distributions to shareholders, or repurchasing the Company’s common shares subject to the defined leverage ratio.

The credit agreement provides for a bank guarantee under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of June 30, 2013, the maximum exposure under these standby letters of credit was $2.6 million.

Pursuant to the credit agreement, the Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. At June 30, 2013, the Company was in compliance with its applicable financial covenants.

4.	STOCK BASED COMPENSATION

In June 2006, the Company adopted the Bravo Development, Inc. Option Plan (the “2006 Plan”) in order to provide an incentive to employees. In conjunction with the Company’s IPO, all of the then outstanding options under the 2006 Plan became exercisable and the 2006 Plan was terminated. No further compensation costs will be recorded under the 2006 Plan. The 2006 Plan was replaced with the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”), which was adopted in October 2010.

2006 Plan

Stock option activity for the twenty-six weeks ended June 30, 2013 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 30, 2012	992,192	$1.45
Exercised	(48,489)	$1.45
Granted	—	—
Forfeited	—	—

Outstanding at June 30, 2013	943,703	$1.45

Exercisable at June 30, 2013	943,703	$1.45

At June 30, 2013, the weighted-average remaining contractual term of options outstanding was approximately 3.4 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at June 30, 2013 was $15.4 million.

Stock Incentive Plan

Restricted stock activity for the twenty-six weeks ended June 30, 2013 is summarized as follows:

		Weighted-
	Number of Shares	Average Grant Date Fair Value
Outstanding at December 30, 2012	345,312	$18.19
Granted	141,400	$14.71
Vested	(37,125)	$19.76
Forfeited	(7,599)	$17.39

Outstanding at June 30, 2013	441,988	$16.96

Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. On February 28, 2013, 141,400 shares of restricted stock were granted to employees and directors of the Company pursuant to the Stock Incentive Plan. The average of the high and low price of the Company’s shares on February 27, 2013, the date immediately preceding the date of grant in which stock markets were open, was $14.71. In the first two quarters of 2013, stock compensation costs related to shares of restricted stock were approximately $1.4 million. As of June 30, 2013, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $6.0 million, which is expected to be recognized over a weighted average period of approximately 2.4 years taking into account potential forfeitures. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period.

5.	INCOME TAXES

The Company’s consolidated balance sheets at June 30, 2013 and December 30, 2012 include a net deferred tax asset of $51.7 million and $54.4 million, respectively. The Company performs analyses to evaluate whether the deferred tax assets will be realized. Such analyses assumes that the Company will continue to be a going concern and that it is more likely than not that the deferred tax assets will be realized through the generation of future taxable income.

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

On May 24, 2012, the Company was named as a defendant in a class action lawsuit alleging certain violations of the Fair Labor Standards Act as well as certain Iowa wage and hours laws. Since that time the Company has answered the complaint and worked with the plaintiff to address the potential violations. While the Company believes that it has meritorious defenses to these allegations, the Company determined that working towards a settlement in this particular case was in its best interest. On May 31, 2013, the parties signed a negotiated settlement agreement, subject to final approval by the court. Based on the current status of the case, the Company does not believe that there will be a material impact to the financial statements as a result of any potential future payments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our unaudited consolidated financial statements and accompanying condensed notes. Unless indicated otherwise, any reference in this report to the “Company,” “we,” “us,” and “our” refer to Bravo Brio Restaurant Group, Inc. together with its subsidiaries.

This discussion contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under the heading “Risk Factors” in our 2012 Annual Report on Form 10-K.

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

Results of Operations

Thirteen Weeks Ended June 30, 2013 Compared to the Thirteen Weeks Ended June 24, 2012

The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenues.

	Thirteen Weeks Ended
	June 30, 2013	% of Revenues	June 24, 2012	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$105,622	100%	$102,807	100%	$2,815	2.7%
Cost and expenses:
Cost of sales	27,051	25.6%	26,482	25.8%	569	2.1%
Labor	36,882	34.9%	35,267	34.3%	1,615	4.6%
Operating	16,588	15.7%	15,764	15.3%	824	5.2%
Occupancy	7,171	6.8%	6,728	6.5%	443	6.6%
General and administrative expenses	5,836	5.5%	5,688	5.5%	148	2.6%
Restaurant preopening costs	558	0.5%	811	0.8%	(253)	(31.2)%
Depreciation and amortization	4,962	4.7%	4,663	4.5%	299	6.4%

Total costs and expenses	99,048	93.8%	95,403	92.8%	3,645	3.8%

Income from operations	6,574	6.2%	7,404	7.2%	(830)	(11.2)%
Net interest expense	284	0.3%	332	0.3%	(48)	(14.5)%

Income before income taxes	6,290	6.0%	7,072	6.9%	(782)	(11.1)%
Income tax expense	1,748	1.7%	1,952	1.9%	(204)	(10.5)%

Net income	$4,542	4.3%	$5,120	5.0%	$(578)	(11.3)%

Certain percentage amounts may not sum due to rounding.

Revenues. Revenues increased $2.8 million, or 2.7%, to $105.6 million for the thirteen weeks ended June 30, 2013, as compared to $102.8 million for the thirteen weeks ended June 24, 2012. The increase of $2.8 million was primarily due to a net additional 71 operating weeks provided by six company owned restaurants opened in the last thirty-nine weeks of 2012, and three new restaurants opened in the first two quarters of 2013, less the operating weeks of three restaurant closures in 2013, two in the first quarter and one in the second quarter. Partially offsetting the effect of the net increase in operating weeks was a decrease in comparable restaurant revenues of 3.0% or $2.8 million, which was driven by a 2.1% decrease in guest counts that decreased comparable revenues by $1.9 million, and a decrease of 0.9% in average check. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations. Additionally, during the second quarter of 2012, we opened one BRIO that we do not own but which we operate pursuant to a management agreement under which we receive a management fee. Other than our receipt of this management fee, the operation of this restaurant has no impact on our financial statements.

For our BRAVO! brand, restaurant revenues decreased $0.5 million, or 1.2%, to $41.1 million for the thirteen weeks ended June 30, 2013 as compared to $41.6 million for the thirteen weeks ended June 24, 2012. Comparable revenues for the BRAVO! brand restaurants decreased 1.6%, or $0.7 million, to $38.9 million for the thirteen weeks ended June 30, 2013 as compared to $39.6 million for the thirteen weeks ended June 24, 2012. This decrease was due to a decrease in guest counts partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable revenue base increased $0.2 million to $2.2 million for the thirteen weeks ended June 30, 2013. At June 30, 2013, there were 44 BRAVO! restaurants included in the comparable revenue base and two BRAVO! restaurants not included in the comparable revenue base.

For our BRIO brand, restaurant revenues increased $3.2 million, or 5.3%, to $64.4 million for the thirteen weeks ended June 30, 2013 as compared to $61.2 million for the thirteen weeks ended June 24, 2012. Comparable revenues for the BRIO brand restaurants decreased 4.0%, or $2.1 million, to $51.4 million for the thirteen weeks ended June 30, 2013 as compared to $53.5 million for the thirteen weeks ended June 24, 2012. This decrease was due to a decrease in guest counts as well as in average check. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $5.3 million to $13.0 million for the thirteen weeks ended June 30, 2013. At June 30, 2013, there were 42 BRIO restaurants included in the comparable revenue base and 14 BRIO restaurants not included in the comparable revenue base.

Cost of Sales. Cost of sales increased approximately $0.6 million, or 2.1%, to $27.1 million for the thirteen weeks ended June 30, 2013, as compared to $26.5 million for the thirteen weeks ended June 24, 2012. As a percentage of revenues, cost of sales decreased to 25.6% for the thirteen weeks ended June 30, 2013, from 25.8% for the thirteen weeks ended June 24, 2012. The decrease in cost of sales, as a percentage of revenues, was primarily the result of a favorable change in our menu mix as well as a menu price increase, which was partially offset by higher commodity costs for our poultry, seafood and grocery products in 2013 as compared to 2012. As a percentage of revenues, food costs decreased 0.1% to 21.0% but increased in total dollars by $0.5 million. Beverage costs decreased 0.1% as a percentage of revenues to 4.6% but increased in total dollars by $0.1 million. The increase in these costs in total dollars was related to the growth in restaurants in 2013 due to six company owned restaurants opened in the last three quarters of 2012 and three restaurants opened in 2013.

Labor Costs. Labor costs increased $1.6 million, or 4.6%, to $36.9 million for the thirteen weeks ended June 30, 2013, as compared to $35.3 million for the thirteen weeks ended June 24, 2012. As a percentage of revenues, labor costs increased to 34.9% for the thirteen weeks ended June 30, 2013, from 34.3% for the thirteen weeks ended June 24, 2012. These increases were primarily due to the deleveraging resulting from the decrease in our comparable revenues as well as labor inefficiencies associated with the six company owned restaurants opened in the last three quarters of 2012 and three restaurants opened in 2013.

Operating Costs. Operating costs increased $0.8 million, or 5.2%, to $16.6 million for the thirteen weeks ended June 30, 2013, as compared to $15.8 million for the thirteen weeks ended June 24, 2012. This increase was primarily due to a net additional 71 operating weeks in 2013 as compared to 2012 resulting from the six company owned restaurants opened in the last three quarters of 2012 and three restaurants opened in 2013, less the operating weeks of three restaurant closures in 2013, two in the first quarter and one in the second quarter. As a percentage of revenues, operating costs increased to 15.7% for the thirteen weeks ended June 30, 2013, compared to 15.3% for the thirteen weeks ended June 24, 2012. The increase as a percentage of revenues was primarily related to higher advertising costs, repair and maintenance costs and janitorial services as well as the deleveraging resulting from the decrease in comparable sales in the second quarter of 2013 as compared to the same period in the prior year.

Occupancy Costs. Occupancy costs increased approximately $0.5 million, or 6.6%, to $7.2 million for the thirteen weeks ended June 30, 2013, as compared to $6.7 million for the thirteen weeks ended June 24, 2012. The increase was due to the six company owned restaurants opened in the last three quarters of 2012 and three restaurants opened in 2013. As a percentage of revenues, occupancy costs increased to 6.8% for the thirteen weeks ended June 30, 2013 compared to 6.5% for the thirteen weeks ended June 24, 2012 due to the deleveraging resulting from the decrease in comparable sales in the second quarter of 2013 as compared to the same period in the prior year.

General and Administrative. General and administrative expenses increased by $0.1 million, or 2.6%, to $5.8 million for the thirteen weeks ended June 30, 2013, as compared to $5.7 million for the thirteen weeks ended June 24, 2012. The increase in expenses was attributable to higher stock compensation costs due to a stock grant in 2013 as well as a slight increase in professional fees. As a percentage of revenues, general and administrative expenses remained flat at 5.5% for the thirteen weeks ended June 30, 2013 and June 24, 2012.

Restaurant Pre-opening Costs. Pre-opening costs decreased by approximately $0.2 million, to $0.6 million for the thirteen weeks ended June 30, 2013, as compared to $0.8 million for the thirteen weeks ended June 24, 2012. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended June 30, 2013, we opened one restaurant and had five additional restaurants under construction. During the thirteen weeks ended June 24, 2012, we opened one restaurant and had four additional restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.3 million, to $5.0 million for the thirteen weeks ended June 30, 2013 compared to $4.7 million for the thirteen weeks ended June 24, 2012. As a percentage of revenues, depreciation and amortization expenses increased to 4.7% for the thirteen weeks ended June 30, 2013 as compared to 4.5% for the thirteen weeks ended June 24, 2012. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable sales during the quarter, while the increase in dollars was due to the growth in the number of our restaurants.

Net Interest Expense. Net interest expense slightly decreased to $0.3 million for the thirteen weeks ended June 30, 2013. This decrease was due to lower average outstanding debt during the thirteen weeks ended June 30, 2013 compared to the same period in the prior year.

Income Taxes. Income tax expense was $1.7 million, or 27.8% of income before income taxes, for the thirteen weeks ended June 30, 2013 as compared to $2.0 million, or 27.6% of income before income taxes, for the thirteen weeks ended June 24, 2012. The decrease in the tax expense as a percentage of income before income taxes was due to increased general business credits.

Twenty-Six Weeks Ended June 30, 2013 Compared to the Twenty-Six Weeks Ended June 24, 2012

The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenues.

	Twenty-Six Weeks Ended
	June 30, 2013	% of Revenues	June 24, 2012	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$208,685	100%	$201,184	100%	$7,501	3.7%
Cost and expenses:
Cost of sales	54,015	25.9%	52,119	25.9%	1,896	3.6%
Labor	73,464	35.2%	69,422	34.5%	4,042	5.8%
Operating	32,708	15.7%	30,663	15.2%	2,045	6.7%
Occupancy	14,006	6.7%	13,218	6.6%	788	6.0%
General and administrative expenses	11,695	5.6%	11,385	5.7%	310	2.7%
Restaurant preopening costs	1,259	0.6%	2,173	1.1%	(914)	(42.1)%
Depreciation and amortization	9,831	4.7%	9,076	4.5%	755	8.3%

Total costs and expenses	196,978	94.4%	188,056	93.5%	8,922	4.7%

Income from operations	11,707	5.6%	13,128	6.5%	(1,421)	(10.8)%
Net interest expense	601	0.3%	686	0.3%	(85)	(12.4)%

Income before income taxes	11,106	5.3%	12,442	6.2%	(1,336)	(10.7)%
Income tax expense	3,145	1.5%	3,563	1.8%	(418)	(11.7)%

Net income	$7,961	3.8%	$8,879	4.4%	$(918)	(10.3)%

Certain percentage amounts may not sum due to rounding.

Revenues. Revenues increased $7.5 million, or 3.7%, to $208.7 million for the twenty-six weeks ended June 30, 2013, as compared to $201.2 million for the twenty-six weeks ended June 24, 2012. The increase of $7.5 million was primarily due to a net additional 183 operating weeks provided by nine company owned restaurants opened in 2012 and three restaurants opened in 2013, less the operating weeks of three restaurant closures in 2013, two in the first quarter and one in the second quarter. Partially offsetting the effect of the net increase in operating weeks was a decrease in comparable restaurant revenues of 2.7% that decreased revenues by $5.0 million, which was driven by a 2.7% decrease in guest counts. Average check for the first twenty-six weeks of 2013 was flat as compared to the same period in the prior year. Our comparable restaurant revenues for 2013 were negatively impacted due to the shift in our operating calendar as a result of the fifty-third week in fiscal 2012. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations. Additionally, during the second quarter of 2012, we opened one BRIO that we do not own but which we operate pursuant to a management agreement under which we receive a management fee. Other than our receipt of this management fee, the operation of this restaurant has no impact on our financial statements.

For our BRAVO! brand, restaurant revenues decreased $0.6 million, or 0.7%, to $81.3 million for the twenty-six weeks ended June 30, 2013 as compared to $81.9 million for the twenty-six weeks ended June 24, 2012. Comparable revenues for the BRAVO! brand restaurants decreased 1.6%, or $1.2 million, to $77.2 million for the twenty-six weeks ended June 30, 2013 as compared to $78.4 million for the twenty-six weeks ended June 24, 2012. This decrease was due to a decrease in guest counts partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable revenue base increased $0.6 million to $4.1 million for the twenty-six weeks ended June 30, 2013. At June 30, 2013, there were 44 BRAVO! restaurants included in the comparable revenue base and two BRAVO! restaurants not included in the comparable revenue base.

For our BRIO brand, restaurant revenues increased $8.0 million, or 6.7%, to $127.2 million for the twenty-six weeks ended June 30, 2013 as compared to $119.2 million for the twenty-six weeks ended June 24, 2012. Comparable revenues for the BRIO brand restaurants decreased 3.6%, or $3.7 million, to $101.7 million for the twenty-six weeks ended June 30, 2013 as compared to $105.4 million for the twenty-six weeks ended June 24, 2012. This decrease was due to a decrease in both guest counts and average check during the first twenty-six weeks of 2013. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $11.7 million to $25.5 million for the twenty-six weeks ended June 30, 2013. At June 30, 2013, there were 42 BRIO restaurants included in the comparable revenue base and 14 BRIO restaurants not included in the comparable revenue base.

Cost of Sales. Cost of sales increased approximately $1.9 million, or 3.6%, to $54.0 million for the twenty-six weeks ended June 30, 2013, as compared to $52.1 million for the twenty-six weeks ended June 24, 2012. As a percentage of revenues, cost of sales remained flat at 25.9% for the twenty-six weeks ended June 30, 2013 and June 24, 2012. The increase in commodity costs in 2013 over 2012 was offset by a price increase over the same period. As a percentage of revenues, food costs remained flat at 21.2% but increased in total dollars by $1.6 million. Beverage costs remained flat as a percentage of revenues at 4.7% but increased in total dollars by $0.3 million. The increase in these costs in total dollars was related to growth in the number of our restaurants in 2013 due to the nine company owned restaurants opened in 2012 and the three restaurants opened in the twenty-six weeks ended June 30, 2013.

Labor Costs. Labor costs increased approximately $4.1 million, or 5.8%, to $73.5 million for the twenty-six weeks ended June 30, 2013, as compared to $69.4 million for the twenty-six weeks ended June 24, 2012. As a percentage of revenues, labor costs increased to 35.2% for the twenty-six weeks ended June 30, 2013, from 34.5% for the twenty-six weeks ended June 24, 2012. These increases were primarily due to the deleveraging resulting from the decrease in our comparable revenues as well as labor inefficiencies associated with the nine company owned restaurants opened in 2012 and three new restaurants opened in 2013.

Operating Costs. Operating costs increased $2.0 million, or 6.7%, to $32.7 million for the twenty-six weeks ended June 30, 2013, as compared to $30.7 million for the twenty-six weeks ended June 24, 2012. This increase was mainly due to a net additional 183 operating weeks in 2013 as compared to 2012 resulting from the nine company owned restaurants opened in 2012 and three restaurants opened in the first twenty-six weeks of 2013, less the operating weeks of three restaurant closures in 2013, two in the first quarter and one in the second quarter. As a percentage of revenues, operating costs increased to 15.7% for the twenty-six weeks ended June 30, 2013, compared to 15.2% for the twenty-six weeks ended June 24, 2012. The increase as a percentage of revenues was primarily related to higher repairs and maintenance, advertising costs and janitorial services, as well as the deleveraging from the decrease in comparable sales in the first twenty-six weeks of 2013 as compared to the same period in the prior year.

Occupancy Costs. Occupancy costs increased $0.8 million, or 6.0%, to $14.0 million for the twenty-six weeks ended June 30, 2013, as compared to $13.2 million for the twenty-six weeks ended June 24, 2012. The increase was due to nine company owned restaurants opened in 2012 and three new restaurants opened in the first twenty-six weeks of 2013. As a percentage of revenues, occupancy costs increased to 6.7% for the twenty-six weeks ended June 30, 2013 as compared to 6.6% for the twenty-six weeks ended June 24, 2012.

General and Administrative. General and administrative expenses increased by $0.3 million, or 2.7%, to $11.7 million for the twenty-six weeks ended June 30, 2013, as compared to $11.4 million for the twenty-six weeks ended June 24, 2012. The increase in expenses was attributable to higher stock compensation costs due to stock grants in 2012 and 2013 as compared to the prior period. As a percentage of revenues, general and administrative expenses decreased to 5.6% for the twenty-six weeks ended June 30, 2013, from 5.7% for the twenty-six weeks ended June 24, 2012.

Restaurant Pre-opening Costs. Pre-opening costs decreased by approximately $0.9 million, to $1.3 million for the twenty-six weeks ended June 30, 2013, as compared to $2.2 million for the twenty-six weeks ended June 24, 2012. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the first twenty-six weeks of 2013, we opened three restaurants and had five additional restaurants under construction. In the first twenty-six weeks of 2012, we opened four restaurants and had four additional restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.7 million, to $9.8 million for the twenty-six weeks ended June 30, 2013 compared to $9.1 million for the twenty-six weeks ended June 24, 2012. As a percentage of revenues, depreciation and amortization expenses increased to 4.7% for the twenty-six weeks ended June 30, 2013 as compared to 4.5% for the twenty-six weeks ended June 24, 2012. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable sales during the first two quarter of 2013, while the increase in dollars was due to the growth in the number of our restaurants.

Net Interest Expense. Net interest expense decreased $0.1 million to $0.6 million for the twenty-six weeks ended June 30, 2013 as compared to $0.7 million for the twenty-six weeks ended June 24, 2012. This decrease was due to lower average outstanding debt during the first twenty-six weeks of 2013 compared to the same period in the prior year.

Income Taxes. Income tax expense was $3.1 million, or 28.3% of income before income taxes, for the twenty-six weeks ended June 30, 2013 as compared to $3.6 million, or 28.6% of income before income taxes, for the twenty-six weeks ended June 24, 2012. The decrease in the tax expense as a percentage of income before income taxes was due to increased general business credits.

Liquidity

Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of June 30, 2013, we had approximately $5.9 million in cash and cash equivalents and approximately $37.4 million of availability under our senior credit facilities (after giving effect to $2.6 million of outstanding letters of credit at June 30, 2013). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants, investment in our corporate infrastructure and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2013.

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

The following table presents a summary of our cash flows for the twenty-six weeks ended June 30, 2013 and June 24, 2012 (in thousands):

	Twenty-Six Weeks Ended,
	June 30,	June 24,
	2013	2012
Net cash provided by operating activities	$14,228	$20,463
Net cash used in investing activities	(14,149)	(18,493)
Net cash used in financing activities	(7,935)	(8,489)

Net decrease in cash and cash equivalents	(7,856)	(6,519)
Cash and cash equivalents at beginning of period	13,717	10,093

Cash and cash equivalents at end of period	$5,861	$3,574

Operating Activities. Net cash provided by operating activities was $14.2 million for the twenty-six weeks ended June 30, 2013, compared to net cash provided by operations of $20.5 million for the twenty-six weeks ended June 24, 2012. The decrease in net cash provided by operating activities in the first twenty-six weeks of 2013 compared to the same period in 2012 was due to an increase in cash expenditures in excess of the increase in cash receipts. This was primarily due to the timing of rent payments at quarter end in 2013 as compared to 2012 and the repayment of tenant allowances. Cash receipts from operations for the first twenty-six weeks of 2013 and 2012, were $205.5 million and $197.9 million, respectively. Cash expenditures from operations during the first twenty-six weeks of 2013 and 2012 were $194.2 million and $180.4 million, respectively.

Investing Activities. Net cash used in investing activities was $14.1 million for the twenty-six weeks ended June 30, 2013, compared to $18.5 million for the twenty-six weeks ended June 24, 2012. We invest cash to purchase property and equipment related to our restaurant expansion plans. The decrease in spending was related to the timing of restaurant openings, the timing of spending related to our new restaurants as well as the number of restaurants that were opened and under construction during 2013 versus 2012. During the first twenty-six weeks of 2013, we opened three restaurants and had five additional restaurants under construction. In the first twenty-six weeks of 2012, we opened four restaurants and had four additional restaurants under construction.

Financing Activities. Net cash used in financing activities was $7.9 million for the twenty-six weeks ended June 30, 2013, compared to cash used in financing activities of $8.5 million for the twenty-six weeks ended June 24, 2012. For the twenty-six weeks ended June 30, 2013, $6.9 million was used to pay down the Company’s term debt and $1.0 million was used to repurchase Company shares as part of the Company’s buyback program. For the twenty-six weeks ended June 24, 2012, $8.8 million was used to pay down the Company’s term debt, partially offset by $0.3 million in cash and tax benefits related to stock option exercises that was received during the first twenty-six weeks of the 2012.

As of June 30, 2013, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2013 to be in the range of approximately $12.0 million to $14.0 million, for a total of $23.0 million to $25.0 million for the year. This is primarily related to the opening of five additional restaurants in the last two quarters of 2013, the start of construction of restaurants to be opened in early 2014, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates expensing approximately $2.7 million in preopening costs for the remainder of 2013 for a total of approximately $4.0 million for all of 2013.

Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $28.8 million at June 30, 2013, compared to a net working capital deficit of $25.8 million at December 30, 2012.

In connection with our initial public offering, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our credit agreement also requires us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At June 30, 2013, the Company was in compliance with its applicable financial covenants. Additionally, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business. On October 9, 2012, we entered into an amendment to our credit agreement. The amendment eliminated dollar restrictions in paying dividends, distributions to shareholders, or repurchasing of our common share subject to the defined leverage ratio.

Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR are payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest shall be payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of June 30, 2013, we had an outstanding principal balance of approximately $16.2 million on our term loan facility and no outstanding balance on our revolving credit facility.

Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that the cash flow from operating activities as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs over the same period.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2013, we are not involved in any VIE transactions and do not otherwise have any off-balance sheet arrangements.

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

At June 30, 2013, we had $16.2 million in debt outstanding under our term loan facility. Each eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in a $20,000 annual change in our interest expense.

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

See Note 6 to our consolidated financial statement in Part 1, Item 1 of this report.

Item 1A.	Risk Factors

There have been no material changes from our risk factors as previously reported in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of common shares made during the quarter ended June 30, 2013 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Exchange Act.

Bravo Brio Restaurant Group Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/13-4/28/13	—	$—	—	$—	$16,047,947
4/29/13-5/26/13	554	$16.95	—	$—	$16,047,947
5/27/13-6/30/13	—	$—	—	$—	$16,047,947

Total for the Quarter	554	$16.95	—

(1)	Includes 554 shares withheld, on May 1, 2013, to cover tax withholding obligations at $16.95 per share relating to the vesting of restricted stock issued to employees pursuant to the Company’s Stock Incentive Plan and available to be granted in future periods.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Employment Agreement dated August 1, 2013, between the Company and Brian T. O’Malley, employed as the Chief Operating Officer.

11	Computation of Per Share Earnings (included in the notes to the Condensed Notes to Unaudited Consolidated Financial Statement contained in this Report).

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2013

Bravo Brio Restaurant Group, Inc.

By:	/s/ Saed Mohseni
Saed Mohseni
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)