Form 10-Q
period 2013-09-29
Bravo Brio Restaurant Group, Inc.
filed 2013-11-07
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒
As of November 6, 2013, the latest practicable date, 19,466,247 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 29, 2013 AND DECEMBER 30, 2012
(Dollars in thousands)

	September 29, 2013	December 30, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,707	$13,717
Accounts receivable	6,157	7,728
Tenant improvement allowance receivable	1,546	1,638
Inventories	2,517	3,023
Deferred income taxes, net	3,295	2,304
Prepaid expenses and other current assets	1,630	2,547
Total current assets	17,852	30,957
Property and equipment — net	184,353	175,969
Deferred income taxes — net	48,537	52,068
Other assets — net	4,008	4,344
Total assets	$254,750	$263,338
Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$13,059	$10,695
Accrued expenses	20,025	24,724
Current portion of long-term debt	2,082	2,704
Deferred lease incentives	6,283	6,430
Deferred gift card revenue	7,959	12,210
Total current liabilities	49,408	56,763
Deferred lease incentives	61,390	64,761
Long-term debt	14,132	20,382
Other long-term liabilities	21,621	21,149
Commitments and contingencies (Note 6)
Stockholders’ equity
Common shares, no par value per share— authorized 100,000,000 shares; 19,900,583 shares issued at September 29, 2013 and 19,820,428 shares issued at December 30, 2012	197,543	195,512
Preferred shares, no par value per share— authorized 5,000,000 shares; issued and outstanding, 0 shares at September 29, 2013 and December 30, 2012	—	—
Treasury shares, 499,890 shares at September 29, 2013; and 224,172 shares at December 30, 2012	(7,252)	(2,927)
Retained deficit	(82,092)	(92,302)
Total stockholders’ equity	108,199	100,283
Total liabilities and stockholders’ equity	$254,750	$263,338
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 23, 2012 (UNAUDITED)
(in thousands except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Revenues	$96,290	$95,921	$304,975	$297,105
Costs and expenses
Cost of sales	24,620	25,045	78,635	77,164
Labor	34,027	33,528	107,491	102,950
Operating	15,796	15,089	48,504	45,752
Occupancy	6,977	6,230	20,983	19,448
General and administrative expenses	5,471	5,700	17,166	17,085
Restaurant preopening costs	1,249	1,442	2,508	3,615
Depreciation and amortization	5,028	4,689	14,859	13,765
Total costs and expenses	93,168	91,723	290,146	279,779
Income from operations	3,122	4,198	14,829	17,326
Interest expense, net	269	322	870	1,008
Income before income taxes	2,853	3,876	13,959	16,318
Income tax expense	604	1,049	3,749	4,612
Net income	$2,249	$2,827	$10,210	$11,706
Net income per basic share	0.12	0.14	0.52	0.60
Net income per diluted share	0.11	0.14	0.50	0.57
Weighted average shares outstanding-basic	19,525	19,618	19,574	19,558
Weighted average shares outstanding-diluted	20,439	20,649	20,469	20,617
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2013 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Stockholders’
	Shares	Amount	Deficit	Shares	Amount	Equity
Balance — December 30, 2012	19,820,428	$195,512	$(92,302)	(224,172)	$(2,927)	$100,283
Net income	—	—	10,210	—	—	10,210
Share-based compensation costs	—	2,138	—	—	—	2,138
Proceeds from the exercise of stock options	52,489	76	—	—	—	76
Issuance of shares of restricted stock	38,375	—	—	—	—	—
Excess tax deficiency from share based payments, net	—	(20)	—	—	—	(20)
Shares withheld from restricted stock vesting for minimum tax withholdings	(10,709)	(163)	—	—	—	(163)
Purchase of treasury shares	—	—	—	(275,718)	(4,325)	(4,325)
Balance — September 29, 2013	19,900,583	$197,543	$(82,092)	(499,890)	$(7,252)	$108,199
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 23, 2012
(UNAUDITED)
(Dollars in thousands)

	Thirty-Nine Weeks Ended
	September 29, 2013	September 23, 2012
Cash flows from operating activities:
Net income	$10,210	$11,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,140	14,041
Loss on disposals of property and equipment	1,327	295
Amortization of deferred lease incentives	(8,826)	(4,521)
Share-based compensation costs	2,138	1,723
Deferred income taxes	2,540	2,960
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	1,663	(1,210)
Inventories	506	180
Prepaid expenses and other current assets	917	673
Trade and construction payables	914	(671)
Deferred lease incentives	5,308	7,520
Deferred gift card revenue	(4,251)	(3,952)
Other accrued expenses	(4,768)	3,112
Other — net	505	1,432
Net cash provided by operating activities	23,323	33,288
Cash flows from investing activities:
Purchase of property and equipment	(23,245)	(26,880)
Proceeds from the sale of assets	147	—
Net cash used in investing activities	(23,098)	(26,880)
Cash flows from financing activities:
Payments on long-term debt	(6,872)	(9,147)
Proceeds from the exercise of stock options	76	295
Excess tax benefit related to share based payments	49	279
Shares withheld from restricted stock vesting for minimum tax withholdings	(163)	(9)
Repurchase of treasury shares	(4,325)	—
Net cash used in financing activities	(11,235)	(8,582)
Net decrease in cash and cash equivalents	(11,010)	(2,174)
Cash and cash equivalents — beginning of period	13,717	10,093
Cash and cash equivalents — end of period	$2,707	$7,919
Supplemental disclosures of cash flow information:
Interest paid	598	772
Income taxes paid	1,124	1,500
Property financed by trade and construction payables	3,175	3,090
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION
Description of Business — As of September 29, 2013, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 104 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 104 restaurants the Company operates, there are 47 Bravo! Cucina Italiana® restaurants, 56 Brio Tuscan Grille™ restaurants and one Bon Vie® restaurant in operation in 31 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the thirteen weeks ended September 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2013.
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
Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares. At September 29, 2013 and September 23, 2012, all outstanding stock options and restricted stock were included in the dilutive calculation.
(in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Net income	$2,249	$2,827	$10,210	$11,706
Weighted average common shares outstanding	19,525	19,618	19,574	19,558
Effect of dilutive securities:
Stock options	819	958	838	998
Restricted stock	95	73	57	61
Weighted average common and potentially issuable common shares outstanding—diluted	20,439	20,649	20,469	20,617
Basic net income per common share	$0.12	$0.14	$0.52	$0.60
Diluted net income per common share	$0.11	$0.14	$0.50	$0.57

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements – (Continued)

3.	LONG-TERM DEBT
Long-term debt at September 29, 2013 and December 30, 2012 consisted of the following (in thousands):

	September 29, 2013	December 30, 2012
Total term loan	$16,214	$23,086
Less current maturities	2,082	2,704
Long-term debt	$14,132	$20,382
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
The credit agreement provides for a bank guarantee under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of September 29, 2013, the maximum exposure under these standby letters of credit was $2.4 million.
Pursuant to the credit agreement, the Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. At September 29, 2013, the Company was in compliance with its applicable financial covenants.

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

2006 Plan
Stock option activity for the thirty-nine weeks ended September 29, 2013 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 30, 2012	992,192	$1.45
Exercised	(52,489)	$1.45
Granted	—	$—
Forfeited	—	$—
Outstanding at September 29, 2013	939,703	$1.45
Exercisable at September 29, 2013	939,703	$1.45
At September 29, 2013, the weighted-average remaining contractual term of options outstanding was approximately 3.2 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at September 29, 2013 was $12.9 million.
Stock Incentive Plan
Restricted stock activity for the thirty-nine weeks ended September 29, 2013 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 30, 2012	345,312	$18.19
Granted	152,400	$14.84
Vested	(38,375)	$19.85
Forfeited	(17,549)	$17.14
Outstanding at September 29, 2013	441,788	$16.93
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. In 2013, 152,400 shares of restricted stock have been granted to employees and directors of the Company pursuant to the Stock Incentive Plan. The weighted average of the high and low price of the Company’s shares on the date immediately preceding each 2013 grant date, was $14.84. In the first thirty-nine weeks of 2013, stock compensation costs related to shares of restricted stock were approximately $2.1 million. As of September 29, 2013, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $5.5 million, which is expected to be recognized over a weighted average period of approximately 2.2 years taking into account potential forfeitures. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period.

5.	INCOME TAXES
The Company’s consolidated balance sheets at September 29, 2013 and December 30, 2012 include a net deferred tax asset of $51.8 million and $54.4 million, respectively. The Company performs a periodic analysis to evaluate whether the deferred tax assets will be realized. Such analysis assumes that the Company will continue to be a going concern and that it is more likely than not that the deferred tax assets will be realized through the generation of future taxable income.
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
On May 24, 2012, the Company was named as a defendant in a class action lawsuit alleging certain violations of the Fair Labor Standards Act as well as certain Iowa wage and hours laws. Since that time the Company has answered the complaint and worked with the plaintiff to address the potential violations. While the Company believes that it has meritorious defenses to these allegations, the Company determined that working towards a settlement in this particular case was in its best interest. On May 31, 2013, the parties signed a negotiated settlement agreement and the court granted preliminary approval of the settlement on September 5, 2013. Based on the current status of the case, the Company does not foresee a material impact to the financial statements as a result of any potential future payments.

7.	SUBSEQUENT EVENTS

On October 23, 2013, the Board of Directors of the Company approved the terms of a new share repurchase plan (the “2013 Share Repurchase Plan”) to replace the repurchase plan adopted in 2012. Under the 2013 Share Repurchase Plan, the Company is authorized to repurchase up to $20 million of its common shares in open market and privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The 2013 Share Repurchase Plan was declared effective October 23, 2013, is subject to the Company’s pre-existing blackout periods, and expires on December 28, 2014.
The timing and number of shares to be repurchased pursuant to the 2013 Share Repurchase Plan are subject to a number of factors, including legal constraints, available cash and covenants under the Company’s credit agreement that limit share repurchases based on a defined leverage ratio as described in Note 3. Common shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by the Company. The Company will make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, an ongoing review of its capital structure and cost of capital, its share price and current market conditions.

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

Our approach to operations continues to focus on core ways to drive and grow our business. We look for new and different ways to increase our comparable sales through various initiatives. We are constantly identifying new potential sites to expand both of our brands by opening new restaurants in the best possible locations within a development and throughout the country. We will continue to evaluate our existing restaurant base to ensure each location is meeting our standards from both an operational and profitability standpoint. Finally, we explore all of our options in deploying our capital in a way that is best for our shareholders and our business.
Our business is highly sensitive to seasonal fluctuations as historically, the percentage of operating income earned during the fourth quarter has been higher due, in part, to higher restaurant sales during the year-end holiday shopping season.  Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by negative guest traffic, in each of the first three quarters of 2013. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust to this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.

Results of Operations
Thirteen Weeks Ended September 29, 2013 Compared to the Thirteen Weeks Ended September 23, 2012
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirteen Weeks Ended
	September 29, 2013	% of Revenues	September 23, 2012	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$96,290	100.0%	$95,921	100%	$369	0.4%
Cost and expenses:
Cost of sales	24,620	25.6%	25,045	26.1%	(425)	(1.7)%
Labor	34,027	35.3%	33,528	35.0%	499	1.5%
Operating	15,796	16.4%	15,089	15.7%	707	4.7%
Occupancy	6,977	7.2%	6,230	6.5%	747	12.0%
General and administrative expenses	5,471	5.7%	5,700	5.9%	(229)	(4.0)%
Restaurant preopening costs	1,249	1.3%	1,442	1.5%	(193)	(13.4)%
Depreciation and amortization	5,028	5.2%	4,689	4.9%	339	7.2%
Total costs and expenses	93,168	96.8%	91,723	95.6%	1,445	1.6%
Income from operations	3,122	3.2%	4,198	4.4%	(1,076)	(25.6)%
Net interest expense	269	0.3%	322	0.3%	(53)	(16.5)%
Income before income taxes	2,853	3.0%	3,876	4.0%	(1,023)	(26.4)%
Income tax expense	604	0.6%	1,049	1.1%	(445)	(42.4)%
Net income	$2,249	2.3%	$2,827	2.9%	$(578)	(20.4)%

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues increased $0.4 million, or 0.4%, to $96.3 million for the thirteen weeks ended September 29, 2013, as compared to $95.9 million for the thirteen weeks ended September 23, 2012. The increase of $0.4 million was primarily due to a net additional 60 operating weeks provided by five company owned restaurants opened in the last two quarters of 2012, and four new restaurants opened in the first thirty-nine weeks of 2013, less the operating weeks of three restaurant closures in 2013, two in the first quarter and one in the second quarter. Partially offsetting the effect of the net increase in operating weeks was a decrease in comparable restaurant revenues of 4.5% or $4.0 million, which was driven by a 4.7% decrease in guest counts, partially offset by an increase of 0.2% in average check. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations. Additionally, during the second quarter of 2012, we opened one BRIO that we do not own but which we operate pursuant to a management agreement under which we receive a management fee. Other than our receipt of this management fee, the operation of this restaurant has no impact on our financial statements.
For our BRAVO! brand, restaurant revenues decreased $1.4 million, or 3.5%, to $37.8 million for the thirteen weeks ended September 29, 2013 as compared to $39.2 million for the thirteen weeks ended September 23, 2012. Comparable revenues for the BRAVO! brand restaurants decreased 3.7%, or $1.4 million, to $36.3 million for the thirteen weeks ended September 29, 2013 as compared to $37.7 million for the thirteen weeks ended September 23, 2012. This decrease was due to a decrease in guest counts partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable revenue base were flat at $1.5 million for the thirteen weeks ended September 29, 2013. At September 29, 2013, there were 45 BRAVO! restaurants included in the comparable revenue base and two BRAVO! restaurants not included in the comparable revenue base.
For our BRIO brand, restaurant revenues increased $1.4 million, or 2.6%, to $58.1 million for the thirteen weeks ended September 29, 2013 as compared to $56.7 million for the thirteen weeks ended September 23, 2012. Comparable revenues for the BRIO brand restaurants decreased 5.1%, or $2.6 million, to $49.1 million for the thirteen weeks ended September 29, 2013 as compared to $51.7 million for the thirteen weeks ended September 23, 2012. This decrease was due to a decrease in guest counts as well as a decrease in average check. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $4.0 million to $9.0 million for the thirteen weeks ended September 29, 2013. At September 29, 2013, there were 45 BRIO restaurants included in the comparable revenue base and 11 BRIO restaurants not included in the comparable revenue base.

Cost of Sales. Cost of sales decreased approximately $0.4 million, or 1.7%, to $24.6 million for the thirteen weeks ended September 29, 2013, as compared to $25.0 million for the thirteen weeks ended September 23, 2012. As a percentage of revenues, cost of sales decreased to 25.6% for the thirteen weeks ended September 29, 2013, from 26.1% for the thirteen weeks ended September 23, 2012. The decrease in cost of sales, as a percentage of revenues, was primarily the result of a favorable change in our menu mix and a menu price increase, which was partially offset by higher commodity costs for our poultry and seafood in 2013 as compared to 2012. As a percentage of revenues, food costs decreased 0.4% to 21.1% and decreased in total dollars by $0.3 million. Beverage costs decreased 0.1% as a percentage of revenues to 4.5% and decreased in total dollars by $0.1 million. The decrease in these costs in total dollars was related to the decrease in comparable sales in 2013 partially offset by the growth in our restaurant base in 2013 due to five company owned restaurants opened in the last two quarters of 2012 and four restaurants opened in 2013.
Labor Costs. Labor costs increased $0.5 million, or 1.5%, to $34.0 million for the thirteen weeks ended September 29, 2013, as compared to $33.5 million for the thirteen weeks ended September 23, 2012. As a percentage of revenues, labor costs increased to 35.3% for the thirteen weeks ended September 29, 2013, from 35.0% for the thirteen weeks ended September 23, 2012. These increases were primarily due to the deleveraging resulting from the decrease in our comparable revenues as well as labor inefficiencies associated with the five company owned restaurants opened in the last two quarters of 2012 and four restaurants opened in 2013.
Operating Costs. Operating costs increased $0.7 million, or 4.7%, to $15.8 million for the thirteen weeks ended September 29, 2013, as compared to $15.1 million for the thirteen weeks ended September 23, 2012. This increase was primarily due to a net additional 60 operating weeks in 2013 as compared to 2012 resulting from the five company owned restaurants opened in the last two quarters of 2012 and four restaurants opened in 2013, less the operating weeks of three restaurant closures in 2013, two in the first quarter and one in the second quarter. As a percentage of revenues, operating costs increased to 16.4% for the thirteen weeks ended September 29, 2013, compared to 15.7% for the thirteen weeks ended September 23, 2012. The increase as a percentage of revenues was primarily related to higher advertising costs, repair and maintenance costs and janitorial services as well as the deleveraging resulting from the decrease in comparable sales in the third quarter of 2013 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs increased approximately $0.8 million, or 12.0%, to $7.0 million for the thirteen weeks ended September 29, 2013, as compared to $6.2 million for the thirteen weeks ended September 23, 2012. The increase was due to the five company owned restaurants opened in the last two quarters of 2012 and four restaurants opened in 2013. As a percentage of revenues, occupancy costs increased to 7.2% for the thirteen weeks ended September 29, 2013 compared to 6.5% for the thirteen weeks ended September 23, 2012 due to the deleveraging resulting from the decrease in comparable sales in the third quarter of 2013 as compared to the same period in the prior year.
General and Administrative. General and administrative expenses decreased by $0.2 million, or 4.0%, to $5.5 million for the thirteen weeks ended September 29, 2013, as compared to $5.7 million for the thirteen weeks ended September 23, 2012. The decrease in general and administrative expenses was attributable to lower incentive compensation, partially offset by higher professional fees and higher stock compensation costs due to a stock grant in 2013. As a percentage of revenues, general and administrative expenses decreased to 5.7% for the thirteen weeks ended September 29, 2013 compared to 5.9% for the thirteen weeks ended September 23, 2012.
Restaurant Pre-opening Costs. Pre-opening costs decreased by approximately $0.2 million, to $1.2 million for the thirteen weeks ended September 29, 2013, as compared to $1.4 million for the thirteen weeks ended September 23, 2012. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended September 29, 2013, we opened one restaurant and had four additional restaurants under construction. During the thirteen weeks ended September 23, 2012, we opened three restaurants and had three additional restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.3 million, to $5.0 million for the thirteen weeks ended September 29, 2013 compared to $4.7 million for the thirteen weeks ended September 23, 2012. As a percentage of revenues, depreciation and amortization expenses increased to 5.2% for the thirteen weeks ended September 29, 2013 as compared to 4.9% for the thirteen weeks ended September 23, 2012. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable sales during the quarter, while the increase in dollars was due to the growth in the number of our restaurants.

Net Interest Expense. Net interest expense decreased slightly to $0.3 million for the thirteen weeks ended September 29, 2013. This decrease was due to lower average outstanding debt during the thirteen weeks ended September 29, 2013 compared to the same period in the prior year.
Income Taxes. Income tax expense was $0.6 million, or 21.2% of income before income taxes, for the thirteen weeks ended September 29, 2013 as compared to $1.0 million, or 27.1% of income before income taxes, for the thirteen weeks ended September 23, 2012. The decrease in tax expense as a percentage of income before income taxes was due to increased general business credits.

Thirty-Nine Weeks Ended September 29, 2013 Compared to the Thirty-Nine Weeks Ended September 23, 2012
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirty-Nine Weeks Ended
	September 29, 2013	% of Revenues	September 23, 2012	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$304,975	100%	$297,105	100%	$7,870	2.6%
Cost and expenses:
Cost of sales	78,635	25.8%	77,164	26.0%	1,471	1.9%
Labor	107,491	35.2%	102,950	34.7%	4,541	4.4%
Operating	48,504	15.9%	45,752	15.4%	2,752	6.0%
Occupancy	20,983	6.9%	19,448	6.5%	1,535	7.9%
General and administrative expenses	17,166	5.6%	17,085	5.8%	81	0.5%
Restaurant preopening costs	2,508	0.8%	3,615	1.2%	(1,107)	(30.6)%
Depreciation and amortization	14,859	4.9%	13,765	4.6%	1,094	7.9%
Total costs and expenses	290,146	95.1%	279,779	94.2%	10,367	3.7%
Income from operations	14,829	4.9%	17,326	5.8%	(2,497)	(14.4)%
Net interest expense	870	0.3%	1,008	0.3%	(138)	(13.7)%
Income before income taxes	13,959	4.6%	16,318	5.5%	(2,359)	(14.5)%
Income tax expense	3,749	1.2%	4,612	1.6%	(863)	(18.7)%
Net income	$10,210	3.3%	$11,706	3.9%	$(1,496)	(12.8)%

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues increased $7.9 million, or 2.6%, to $305.0 million for the thirty-nine weeks ended September 29, 2013, as compared to $297.1 million for the thirty-nine weeks ended September 23, 2012. The increase of $7.9 million was primarily due to a net additional 243 operating weeks provided by nine company owned restaurants opened in 2012 and four restaurants opened in 2013, less the operating weeks of three restaurant closures in 2013, two in the first quarter and one in the second quarter. Partially offsetting the effect of the net increase in operating weeks was a decrease in comparable restaurant revenues of 3.3% that decreased revenues by $9.1 million, which was driven by a 3.4% decrease in guest counts. Average check for the first thirty-nine weeks of 2013 slightly increased as compared to the same period in the prior year. Our comparable restaurant revenues for 2013 were negatively impacted due to the shift in our operating calendar as a result of the fifty-third week in fiscal 2012. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations. Additionally, during the second quarter of 2012, we opened one BRIO that we do not own but which we operate pursuant to a management agreement under which we receive a management fee. Other than our receipt of this management fee, the operation of this restaurant has no impact on our financial statements.
For our BRAVO! brand, restaurant revenues decreased $2.0 million, or 1.6%, to $119.1 million for the thirty-nine weeks ended September 29, 2013 as compared to $121.1 million for the thirty-nine weeks ended September 23, 2012. Comparable revenues for the BRAVO! brand restaurants decreased 2.3%, or $2.7 million, to $113.4 million for the thirty-nine weeks ended September 29, 2013 as compared to $116.1 million for the thirty-nine weeks ended September 23, 2012. This decrease was due to a decrease in guest counts partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable revenue base increased $0.7 million to $5.7 million for the thirty-nine weeks ended September 29, 2013. At September 29, 2013, there were 45 BRAVO! restaurants included in the comparable revenue base and two BRAVO! restaurants not included in the comparable revenue base.
For our BRIO brand, restaurant revenues increased $9.5 million, or 5.4%, to $185.4 million for the thirty-nine weeks ended September 29, 2013 as compared to $175.9 million for the thirty-nine weeks ended September 23, 2012. Comparable revenues for the BRIO brand restaurants decreased 4.1%, or $6.4 million, to $150.7 million for the thirty-nine weeks ended September 29, 2013 as compared to $157.1 million for the thirty-nine weeks ended September 23, 2012. This decrease was due to a decrease in guest counts and a decrease in average check during the first thirty-nine weeks of 2013. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $15.9 million to $34.7 million for the thirty-nine weeks ended September 29, 2013. At September 29, 2013, there were 45 BRIO restaurants included in the comparable revenue base and 11 BRIO restaurants not included in the comparable revenue base.
Cost of Sales. Cost of sales increased approximately $1.4 million, or 1.9%, to $78.6 million for the thirty-nine weeks ended September 29, 2013, as compared to $77.2 million for the thirty-nine weeks ended September 23, 2012. As a percentage of revenues, cost of sales decreased to 25.8% for the thirty-nine weeks ended September 29, 2013 as compared to 26.0% for the thirty-nine weeks ended September 23, 2012. The increase in commodity costs in 2013 over 2012 was offset by a price increase over the same period. As a percentage of revenues, food costs decreased to 21.1% but increased in total dollars by $1.2 million. Beverage costs, as a percentage of revenues, remained flat at 4.7% but increased in total dollars by $0.2 million. The increase in these costs in total dollars was related to growth in our restaurant base in 2013 due to the nine company owned restaurants opened in 2012 and the four restaurants opened in the thirty-nine weeks ended September 29, 2013.
Labor Costs. Labor costs increased approximately $4.5 million, or 4.4%, to $107.5 million for the thirty-nine weeks ended September 29, 2013, as compared to $103.0 million for the thirty-nine weeks ended September 23, 2012. As a percentage of revenues, labor costs increased to 35.2% for the thirty-nine weeks ended September 29, 2013, from 34.7% for the thirty-nine weeks ended September 23, 2012. These increases were primarily due to the deleveraging resulting from the decrease in our comparable revenues as well as labor inefficiencies associated with the nine company owned restaurants opened in 2012 and four new restaurants opened in 2013.
Operating Costs. Operating costs increased $2.7 million, or 6.0%, to $48.5 million for the thirty-nine weeks ended September 29, 2013, as compared to $45.8 million for the thirty-nine weeks ended September 23, 2012. This increase was mainly due to a net additional 243 operating weeks in 2013 as compared to 2012 resulting from the nine company owned restaurants opened in 2012 and four restaurants opened in the first thirty-nine weeks of 2013, less the operating weeks of three restaurant closures in 2013, two in the first quarter and one in the second quarter. As a percentage of revenues, operating costs increased to 15.9% for the thirty-nine weeks ended September 29, 2013, compared to 15.4% for the thirty-nine weeks ended September 23, 2012. The increase as a percentage of revenues was primarily related to higher repairs and maintenance, utilities, advertising costs and janitorial services, as well as the deleveraging from the decrease in comparable sales in the first thirty-nine weeks of 2013 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs increased $1.6 million, or 7.9%, to $21.0 million for the thirty-nine weeks ended September 29, 2013, as compared to $19.4 million for the thirty-nine weeks ended September 23, 2012. The increase was due to nine company owned restaurants opened in 2012 and four new restaurants opened in the first thirty-nine weeks of 2013. As a percentage of revenues, occupancy costs increased to 6.9% for the thirty-nine weeks ended September 29, 2013 as compared to 6.5% for the thirty-nine weeks ended September 23, 2012 due to the deleveraging from the decrease in comparable sales in the first thirty-nine weeks of 2013 as compared to the same period in the prior year.
General and Administrative. General and administrative expenses increased by $0.1 million, or 0.5%, to $17.2 million for the thirty-nine weeks ended September 29, 2013, as compared to $17.1 million for the thirty-nine weeks ended September 23, 2012. The increase in general and administrative expenses was attributable to higher stock compensation costs due to stock grants in 2012 and 2013 as compared to the prior period and higher professional fees, offset by lower incentive compensation. As a percentage of revenues, general and administrative expenses decreased to 5.6% for the thirty-nine weeks ended September 29, 2013, from 5.8% for the thirty-nine weeks ended September 23, 2012.
Restaurant Pre-opening Costs. Pre-opening costs decreased by approximately $1.1 million, to $2.5 million for the thirty-nine weeks ended September 29, 2013, as compared to $3.6 million for the thirty-nine weeks ended September 23, 2012. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the first thirty-nine weeks of 2013, we opened four restaurants and had four additional restaurants under construction. In the first thirty-nine weeks of 2012, we opened seven restaurants and had three additional restaurants under construction.
Depreciation and Amortization. Depreciation and amortization expenses increased $1.1 million, to $14.9 million for the thirty-nine weeks ended September 29, 2013 compared to $13.8 million for the thirty-nine weeks ended September 23, 2012. As a percentage of revenues, depreciation and amortization expenses increased to 4.9% for the thirty-nine weeks ended September 29, 2013 as compared to 4.6% for the thirty-nine weeks ended September 23, 2012. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable sales during the first thirty-nine weeks of 2013, while the increase in dollars was due to the growth in the number of our restaurants.
Net Interest Expense. Net interest expense decreased $0.1 million to $0.9 million for the thirty-nine weeks ended September 29, 2013 as compared to $1.0 million for the thirty-nine weeks ended September 23, 2012. This decrease was due to lower average outstanding debt during the first thirty-nine weeks of 2013 compared to the same period in the prior year.
Income Taxes. Income tax expense was $3.7 million, or 26.9% of income before income taxes, for the thirty-nine weeks ended September 29, 2013 as compared to $4.6 million, or 28.3% of income before income taxes, for the thirty-nine weeks ended September 23, 2012. The decrease in tax expense as a percentage of income before income taxes was due to increased general business credits.

Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of September 29, 2013, we had approximately $2.7 million in cash and cash equivalents and approximately $37.6 million of availability under our senior credit facilities (after giving effect to $2.4 million of outstanding letters of credit at September 29, 2013). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants, investment in our corporate infrastructure and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities over the next twelve months.
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

The following table presents a summary of our cash flows for the thirty-nine weeks ended September 29, 2013 and September 23, 2012 (in thousands):

	Thirty-Nine Weeks Ended,
	September 29, 2013	September 23, 2012
Net cash provided by operating activities	$23,323	$33,288
Net cash used in investing activities	(23,098)	(26,880)
Net cash used in financing activities	(11,235)	(8,582)
Net decrease in cash and cash equivalents	(11,010)	(2,174)
Cash and cash equivalents at beginning of period	13,717	10,093
Cash and cash equivalents at end of period	$2,707	$7,919
Operating Activities. Net cash provided by operating activities was $23.3 million for the thirty-nine weeks ended September 29, 2013, compared to net cash provided by operations of $33.3 million for the thirty-nine weeks ended September 23, 2012. The decrease in net cash provided by operating activities in the first thirty-nine weeks of 2013 compared to the same period in 2012 was due to an increase in cash expenditures in excess of the increase in cash receipts. This was primarily due to the timing of one additional payroll cycle in 2013 as compared to 2012 and the repayment of landlord lease incentives. Cash receipts from operations for the first thirty-nine weeks of 2013 and 2012 were $300.7 million and $293.2 million, respectively. Cash expenditures from operations during the first thirty-nine weeks of 2013 and 2012 were $282.1 million and $264.3 million, respectively.

Investing Activities. Net cash used in investing activities was $23.1 million for the thirty-nine weeks ended September 29, 2013, compared to $26.9 million for the thirty-nine weeks ended September 23, 2012. We invest cash to purchase property and equipment related to our restaurant expansion plans. The decrease in spending was related to the timing of restaurant openings, the timing of spending related to our new restaurants as well as the number of restaurants that were opened and under construction during 2013 versus 2012. During the first thirty-nine weeks of 2013, we opened four restaurants and had four additional restaurants under construction. In the first thirty-nine weeks of 2012, we opened seven restaurants and had three additional restaurants under construction.
Financing Activities. Net cash used in financing activities was $11.2 million for the thirty-nine weeks ended September 29, 2013, compared to net cash used in financing activities of $8.6 million for the thirty-nine weeks ended September 23, 2012. For the thirty-nine weeks ended September 29, 2013, $6.9 million was used to pay down the Company’s term debt and $4.3 million was used to repurchase Company shares as part of our stock buyback program. For the thirty-nine weeks ended September 23, 2012, $9.1 million was used to pay down the Company’s term debt, partially offset by $0.5 million in cash and tax benefits related to stock option exercises that was received during the first thirty-nine weeks of the 2012.
As of September 29, 2013, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Future Capital Requirements. Our capital requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurants. Our real estate development program is dependent upon many factors, including economic conditions, real estate markets, site locations and the nature of lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance and capacity additions in our existing restaurants as well as information technology and other general corporate capital expenditures.

We anticipate that each new restaurant on average will require a total cash investment of $1.5 million to $2.5 million (net of estimated lease incentives). We expect to spend approximately $0.4 million to $0.5 million per restaurant for cash pre-opening costs. The projected cash investment per restaurant is based on historical averages.
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2013 to be in the range of approximately $5.0 million to $7.0 million, for a total of $23.0 million to $25.0 million for the year. This is primarily related to the opening of four additional restaurants in the last quarter of 2013, the start of construction of restaurants to be opened in early 2014, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates expensing approximately $1.5 million in pre-opening costs for the remainder of 2013 for a total of approximately $4.0 million for all of 2013.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $31.6 million at September 29, 2013, compared to a net working capital deficit of $25.8 million at December 30, 2012.
In connection with our initial public offering, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our credit agreement also requires us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At September 29, 2013, we were in compliance with our applicable financial covenants. Additionally, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business. On October 9, 2012, we entered into an amendment to our credit agreement. The amendment eliminated dollar restrictions in paying dividends, distributions to shareholders, or repurchasing of our common share subject to the defined leverage ratio.
Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of September 29, 2013, we had an outstanding principal balance of approximately $16.2 million on our term loan facility and no outstanding balance on our revolving credit facility.
Based on our forecasts, management believes that we will be able to maintain compliance with our applicable financial covenants for the next twelve months. Management believes that the cash provided by operating activities as well as available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs over the same period.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 29, 2013, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the significant accounting policies from what was previously reported in our 2012 Annual Report on Form 10-K.
Accounting Estimates — The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual amounts may differ from those estimates.
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
At September 29, 2013, we had $16.2 million in debt outstanding under our term loan facility. Each eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in a $20,000 annual change in our interest expense.
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
Evaluation of Disclosure Controls and Procedure
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings
See Note 6 to our consolidated financial statements in Part 1, Item 1 of this report.

Item 1A.	Risk Factors
There have been no material changes from our risk factors as previously reported in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases of common shares made during the quarter ended September 29, 2013 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Exchange Act.

Bravo Brio Restaurant Group Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2013-7/28/2013	521	$17.09	—	$—	$16,047,947
7/29/2013-8/25/2013	151,469	$16.01	151,469	$—	$13,622,734
8/26/2013-9/29/2013	57,896	$15.11	57,896	$—	$12,747,747
Total for the Quarter	209,886	$15.77	209,365

(1)
Includes 521 shares withheld, on July 27, 2013, to cover tax withholding obligations at $17.09 per share relating to the vesting of restricted stock issued to employees pursuant to the Company’s Stock Incentive Plan and available to be granted in future periods. It also includes 209,365 Company shares repurchased during the periods noted above, at an average price of $15.76, including commissions, as part of the Company’s 10b-18 plan that was approved by the Board of Directors on October 17, 2012. Pursuant to the plan, the Board of Directors has authorized the Company to make up to $20 million in share repurchases prior to the plan’s expiration on December 29, 2013.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

11	Computation of Per Share Earnings (included in the notes to the Condensed Notes to Unaudited Consolidated Financial Statements contained in this Report).

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 7, 2013

Bravo Brio Restaurant Group, Inc.

By:	/s/ Saed Mohseni
Saed Mohseni
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)