Form 10-K
period 2013-12-29
Bravo Brio Restaurant Group, Inc.
filed 2014-03-03
CIK 1495479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 29, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-34920
BRAVO BRIO RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1566328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Goodale Boulevard, Suite 100 Columbus, Ohio	43212
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (614) 326-7944
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Shares, no par value per share	NASDAQ Global Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.  Yes  ☐    NO  ☒
As of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $349.4 million based on the number of shares held as of June 30, 2013, and the last reported sale price of the registrant’s common shares as of June 30, 2013.
As of February 28, 2014, the latest practicable date, 19,364,154 of the registrant’s common shares, no par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2014.

Table of Contents:

Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under “Risk Factors.” The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements:

•	the success of our existing and new restaurants;

•	our ability to successfully develop and expand our operations;

•	changes in economic conditions, including continuing effects from the recent recession;

•	damage to our reputation or lack of acceptance of our brands;

•	economic and other trends and developments, including adverse weather conditions, in those local or regional areas in which our restaurants are concentrated;

•	the impact of economic factors, including the availability of credit, on our landlords and other retail center tenants;

•	changes in availability or cost of our principal food products;

•	increases in our labor costs, including as a result of changes in government regulation;

•	labor shortages or increased labor costs;

•	increasing competition in the restaurant industry in general as well as in the dining segments of the restaurant industry in which we compete;

•	future asset impairment charges;

•	changes in attitudes or negative publicity regarding food safety and health concerns;

•	potential fluctuations in our quarterly operating results due to new restaurant openings and other factors;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•
the impact of federal, state or local government regulations, and the potential impact of litigation, relating to building construction and the opening of new restaurants, our existing restaurants, our employees, the sale of alcoholic beverages and the sale or preparation of food;

•	the success of our marketing programs;

•	our inability to obtain adequate levels of insurance coverage;

•	the impact of our indebtedness;

•	the effect on existing restaurants of opening new restaurants in the same markets;

•	security breaches of confidential guest information;

•	inadequate protection of our intellectual property;

•	the failure or breach of our information technology systems;

•	a major natural or man-made disaster at our corporate facility;

•	our ability to maintain adequate internal controls over financial reporting;

•	the impact of federal, state and local tax rules; and

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

Basis of Presentation
We utilize a typical restaurant 52- or 53-week fiscal year ending on the last Sunday in the calendar year. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2013,” “fiscal 2013,” “fiscal year 2013” or similar references refer to the fiscal year ended December 29, 2013, which was a 52 week year.

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
Bravo Brio Restaurant Group, Inc. was incorporated in July 1987 as an Ohio corporation under the name Belden Village Venture, Inc. Our name was changed to Bravo Cucina of Dayton, Inc. in September 1995, to Bravo Development, Inc. in December 1998 and to Bravo Brio Restaurant Group, Inc. in June 2010. The first BRAVO! restaurant opened in 1992 and the first BRIO restaurant opened in 1999, each in Columbus, Ohio. We completed the initial public offering of our common shares in October 2010. At December 29, 2013, we operated 108 restaurants in 33 states, but we have closed one BRAVO! location since the start of 2014. Bravo Brio Restaurant Group’s mission statement is to be the best Italian restaurant company in America by delivering the highest quality food and service to each guest...at each meal...each and every day.
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
The average check for BRAVO! during fiscal 2013 was $20.45 per guest with an average lunch check of $15.84 per guest and an average dinner check of $23.37 per guest. At BRAVO! in 2013, lunch and dinner represented 30.1% and 69.9% of revenues, respectively, and alcohol sales accounted for approximately 18% of restaurant sales. Our average annual sales per comparable BRAVO! restaurant were $3.4 million in fiscal 2013. As of December 29, 2013, we owned and operated 47 BRAVO! restaurants in 21 states.
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
The average check for BRIO during fiscal 2013 was $25.05 per guest, with an average lunch check of $18.71 per guest and an average dinner check of $29.69 per guest. At BRIO in 2013, lunch and dinner represented 31.5% and 68.5% of revenues, respectively, and alcohol sales accounted for approximately 22% of restaurant sales. Our average annual revenues per comparable BRIO restaurant were $4.7 million in fiscal 2013. As of December 29, 2013, we operated 61 BRIO restaurants in 22 states, all of which we own with the exception of one restaurant that we operate under a management agreement pursuant to which we receive a management fee.
We operate one full-service upscale affordable American-French bistro restaurant in Columbus, Ohio under the brand “Bon Vie.” Our Bon Vie restaurant is included in the BRIO operating and financial data set forth in this annual report.
Real Estate
As of December 29, 2013, we leased 103 operating locations, owned four locations and operated one location under a management agreement, of which 95 are located adjacent to or in lifestyle centers and/or shopping malls and 13 are free-

standing units strategically positioned in high-traffic areas. On average, our restaurants range in size from 6,000 to 9,000 square feet. The majority of our leases provide for minimum annual rentals and contain percentage-of-sales rent provisions against which the minimum rent is applied. A significant percentage of our leases also provide for periodic escalation of minimum annual rent. Typically, our leases are ten or 15 years in length with two, five-year extension options. See Part I, Item 2 “Properties.”
Landlords and developers seek out our concepts to be restaurant anchors for their developments as they are highly complementary to national retailers, having attracted on average between approximately 2,700-4,500 guests per restaurant each week in fiscal 2013. As a result of the importance of our brands to the retail centers in which we are located, we are often able to negotiate the prime location within a center as well as favorable real estate terms and choose between our two brands to determine which is optimal for a location. This helps to generate highly attractive returns on our investment and drive strong returns on capital for our shareholders. On average, a restaurant opening requires a net cash investment of approximately $1.5-$2.5 million.
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
Restaurant Operations
We have a group of district partners who ultimately report to our Chief Operating Officer, who in turn reports to our Chief Executive Officer. Each restaurant district partner typically supervises the operations of six to nine restaurants in their respective geographic areas, and is in frequent contact with each location. We additionally have two Corporate Executive

Chefs, one for each brand. The staffing at our restaurants typically consists of a general manager, two to three assistant managers, an executive chef and one to three sous chefs. In addition, our restaurants typically employ 60 to 150 hourly employees. Our operational philosophy is as follows:

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

Sourcing and Supply
To ensure the highest quality menu ingredients, raw materials and other supplies, we continually research and evaluate products. We contract with Distribution Market Advantage ("DMA"), a cooperative of multiple food distributors located throughout the nation, and US Foods for the broadline distribution of most of our food products. DMA is a company with whom we negotiate and gain access to third party food distributors and suppliers. In fiscal 2013, distributors through our DMA arrangement supplied us with approximately 63% of our food supplies. We utilize two primary distributors, Gordon Food Service (“GFS”), and Ben E. Keith Company (“BEK”), for the majority of our food distribution under the DMA arrangement. In fiscal 2013, GFS and BEK distributed approximately 88% and 12%, respectively, of the food supplies distributed through our DMA arrangement. In fiscal 2013, US Foods supplied us with approximately 6% of our food supplies. We negotiate pricing and volume terms either directly with certain of our suppliers and distributors or through DMA and US Foods. Currently, we have pricing agreements of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry, certain seafood products, dairy products, soups and sauces, bakery items and certain meat products. Our restaurants place orders directly with GFS, BEK or US Foods and maintain regular distribution schedules.
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
Marketing and Advertising
The target audience for BRAVO! and BRIO is primarily college-educated professionals, ages 35-65, and their families who dine out frequently for social or special occasions. Our marketing strategy is designed to create brand awareness, generate interest in our concepts, and develop ongoing relationships with these guests, which increases dining frequency and drives comparable restaurant sales growth.
Local Restaurant Marketing
We believe a solid guest base starts by developing strong relationships within our community. We seek to be active members of our communities through partnerships with local schools, churches, hotels, chambers of commerce and non-profit agencies. We spend a large portion of our marketing budget on neighborhood marketing initiatives such as junior high and high school program sponsorships, community culinary events and fundraisers, professional group mixers, concierge programs and more. Our restaurant managers work closely with our marketing team and district partners to develop each program. Implementation of each program is managed by our store-level operations team.
Advertising
Our goal is to create relevant and compelling programs designed to attract new guests while also increasing core guest frequency. For each key marketing promotion, we create a fully integrated campaign which typically consists of in-store merchandising, e-mail messaging, social media, public relations, digital and/or traditional media and local store marketing support.

A portion of our marketing budget is spent on point-of-sale materials which effectively communicate key brand initiatives to guests while they are dining in our restaurants. These programs include add-on sales and value initiatives, seasonal menu changes, holiday promotions, limited time offers, bar promotions, private party and banquet offerings. We also spend a portion of our marketing budget on traditional and digital media, including print, radio, television, direct mail and outdoor, to increase awareness and interest in our concepts. These advertisements are designed to emphasize the quality of BRAVO! and BRIO's food and service and the superior guest experience we offer in a warm and inviting atmosphere.
New Restaurant Openings
We use the openings of new restaurants as opportunities to reach out to various media outlets as well as the local community. Local public relations firms are retained to assist BRAVO! and BRIO with obtaining appearances on radio and television cooking shows, establishing relationships with local charities and gaining coverage in local newspapers and magazines. We employ a variety of marketing techniques to promote new openings along with press releases, direct mail, e-marketing, blogger outreach and other local restaurant marketing activities, which include concierge parties, training lunches and dinners with local residents, media, community leaders and businesses. In addition, we typically partner with local charities and host events during the first month of our grand openings.
E-Marketing & Social Media
One of our goals is to give guests every opportunity to engage with us, so we’ve made it a priority to make ourselves accessible to them on the internet, e-mail and mobile applications via computers, tablets and mobile phones. We are active on a variety of communications channels, including social media (Facebook, Twitter, Instagram, Pinterest) and our MyBravo Mail and MyBrio Mail E-Clubs.  Each channel serves a unique purpose and allows us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We will continue to allocate a portion of our marketing budget toward this rapidly growing area.
Loyalty Programs
In 2012, we rolled out rewards programs for both brands. The programs, called “MyBRAVO Rewards” and “MyBRIO Rewards” were designed to reward guests for their continuous dining at our restaurants. Guests can download a MyBRAVO/MyBRIO! Rewards mobile application, register their cards at BRAVO! and BRIO locations or online at www.myBRAVOReward.com or www.myBRIOReward.com. Guests who join receive exclusive offers, special event information and other announcements via e-mail. Specific rewards for certain occasions as well as surprise rewards are also loaded onto the guest’s card throughout the year.
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
Management Information Systems
Restaurant level financial and accounting controls are handled through a sophisticated point-of-sale (“POS”) cash register system and computer network in each restaurant that communicates with our corporate headquarters. The POS system is also used to authorize and transmit credit card sales transactions. All of our restaurants use software with state-of-the-art equipment. Our restaurant communications are comprised of cable, DSL, Fractional T1 and T1 lines. Our restaurants use back-office applications to manage the business and control both food and labor costs. The food control software helps drive food and beverage costs down by identifying kitchen or bar inefficiencies and, through the menu engineering capabilities, it aides in enhancing profitability. The labor control software provides the ability to schedule labor and manage labor costs, including time clock governance that does not allow an employee to “clock in” more than a designated amount of time before a scheduled shift.
We utilize an enterprise reporting package ("ERP") system which includes general ledger, accounts payable, fixed asset accounting, payroll and human resources subsystems. The data pulled from the restaurants is integrated into the ERP system and a data warehouse. This data provides visibility that allows us to better analyze the business. In 2013, we deployed mobile applications for both BRAVO and BRIO in both the Apple and Google app stores. These mobile applications allow our guests to view our menus, find a location and get directions.
We continue to leverage our internal website called PASTAnet, which provides us with the ability to collaborate, communicate, train and share information between the restaurants and our corporate office.
We also have Online Ordering for both BRAVO! and BRIO restaurants. BRAVO launched Online Ordering via its mobile application in late 2013. We also continue to support the wireless access points in all of our restaurants to provide our guests wireless internet services.

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
During fiscal 2013, approximately 20% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. The failure of a restaurant to obtain its licenses, permits or other approvals, or any suspension of such licenses, permits or other approvals, would adversely affect that restaurant’s operations and profitability and could adversely affect our ability to obtain these licenses, permits and approvals elsewhere. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including: the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the serving of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.
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
Employees
As of December 29, 2013, we had approximately 9,500 employees of whom approximately 100 were corporate management and staff personnel, approximately 600 were restaurant managers or trainees, and approximately 8,800 were employees in non-management restaurant positions. None of our employees are unionized or covered by a collective bargaining agreement.
Available Information
We maintain a website at www.bbrg.com. On our website in the investor's section, we make available at no charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and our proxy statements as soon as reasonably practicable after we electronically file this material with or furnish it to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. Additionally, we make available free of charge on our website our Code of Business Conduct and Ethics; the charter of the Nominating and Corporate Governance Committee of our Board of Directors; the charter of the Compensation Committee of our Board of Directors; and the charter of the Audit Committee of our Board of Directors. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report.
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
Future growth in revenues and profits will depend on our ability to grow sales and efficiently manage costs in our existing and new restaurants. As of December 29, 2013, we operated 47 BRAVO! restaurants and 61 BRIO restaurants, of which one BRAVO! restaurant and seven BRIO restaurants were opened within the preceding twelve months. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.
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

•	increased competition (both in the upscale affordable dining segment and in other segments of the restaurant industry);

•	changes in consumer preferences;

•	guests’ budgeting constraints, which may cause them to not order certain high-margin items such as desserts and beverages (both alcoholic and non-alcoholic);

•	guests’ failure to accept menu price increases that we may make to offset increases in key operating expenses;

•	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value and service; and

•	guest experiences from dining in our restaurants.
Our restaurants are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including, without limitation:

•	food and other raw materials costs, many of which we do not or cannot effectively hedge;

•	labor costs, including wage, workers’ compensation, health care and other benefits expenses;

•	rent expenses and other costs under leases for our new and existing restaurants;

•	energy, water and other utility costs;

•	costs for insurance (including property, liability and workers’ compensation);

•	information technology and other logistical costs; and

•	expenses due to litigation against us.
The failure of our existing or new restaurants to perform as expected could have a significant negative impact on our financial condition and results of operations.

Our long-term success is highly dependent on our ability to successfully develop and expand our operations.
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2009, we have expanded from 44 BRAVO! restaurants and 31 BRIO restaurants to 47 BRAVO! restaurants and 61 BRIO restaurants, as of December 29, 2013. The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

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
We, together with the rest of the restaurant industry, depend upon consumer discretionary spending. The recent recession, coupled with high unemployment rates, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies and reduced access to credit and reduced consumer confidence, has impacted consumers’ ability and willingness to spend discretionary dollars. Economic conditions may remain volatile and may continue to repress consumer confidence and discretionary spending for the near term. If the weak economy continues for a prolonged period of time or worsens, guest traffic could be adversely impacted if our guests choose to dine out less frequently or reduce the amount they spend on meals while dining out. We believe that if the current negative economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. Additionally, a decline in corporate travel and entertainment spending could result in a decrease in the traffic of business travelers at our restaurants. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures have resulted and could result from prolonged negative restaurant sales. We closed 3 restaurants during 2013 and closed one additional restaurant in January 2014.
Damage to our reputation or lack of acceptance of our brands in existing and new markets could negatively impact our business, financial condition and results of operations.
We believe we have built a strong reputation for the quality and breadth of our menu and our restaurants, and we must protect and grow the value of our BRAVO! and BRIO brands to continue to be successful in the future. Any incident that erodes consumer affinity for our brands could significantly reduce their respective value and damage our business. If guests perceive or experience a reduction in food quality, service or ambiance, or in any way believe we failed to deliver a consistently positive experience, our brand value could suffer and our business may be adversely affected.
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
Our financial performance is highly dependent on restaurants located in Ohio, Florida, Michigan, Pennsylvania and Texas, which comprise approximately 47% of our total restaurants. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates and the overall economic crisis than other geographic areas. In addition, given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters.
In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. Approximately 28% of our total restaurants are located in Ohio, Michigan and Pennsylvania, which are particularly susceptible to snowfall, and 13% of our total restaurants are located in Florida and Louisiana, which are particularly susceptible to hurricanes. Our business is subject to seasonal fluctuations, with restaurant sales typically higher during certain months, such as December. Adverse weather conditions during our most favorable months or periods may exacerbate the effect of adverse weather on guest traffic and may cause fluctuations in our operating results from quarter-to-quarter within a fiscal year. For example, Hurricane Sandy affected the entire eastern seaboard with extremely high winds, heavy rainfall and flooding in October 2012, which lead to reduced guest traffic and even closures at some of our restaurants. In addition, outdoor patio seating is available at most of our restaurants and may be impacted by a number of weather-related factors. Our inability to fully utilize our restaurants’ seating capacity as planned may negatively impact our revenues and results of operations.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on local, regional and national distributors and suppliers to provide our produce, beef, poultry, seafood and other ingredients. We contract with DMA and US Foods for the broadline distribution of most of our food products. Other than for a portion of our commodities, which are purchased locally by each restaurant, we rely on GFS and BEK as the primary distributors of a majority of our ingredients. Through our agreement with DMA, we have a non-exclusive arrangement with both GFS and BEK on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by either GFS or BEK could cause our food costs to increase. Additionally, we currently rely on sole suppliers for certain of our food products, including some of our soups and sauces. Failure to identify an alternate source of supply for these items may result in significant cost increases. Increases in distribution costs or sale prices could also cause our food costs to increase. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price or availability of certain food products could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation.
The type, variety, quality and price of produce, beef, poultry and seafood are more volatile than other types of food and are subject to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we are able to contract for the majority of the food commodities used in our restaurants for periods of up to one year, the pricing and availability of some of the commodities used in our operations cannot be locked in for periods of longer than one week or at all. Currently, we have pricing agreements of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry, seafood, dairy products, soups and sauces, bakery items and certain meat products. We do not use financial instruments to hedge our risk to market fluctuations in the price of beef, seafood, produce and other food products at this time. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.
Increases in our labor costs, including as a result of changes in government regulation, could slow our growth or harm our business.
We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of revenues, higher than other industries, we may be significantly harmed by labor cost increases.
We retain the financial responsibility for risks and associated liabilities, up to a stop loss amount, with respect to workers’ compensation, general liability, employment practices and other insurable risks through our self insurance programs. Unfavorable fluctuations in market conditions, availability of such insurance or changes in state and/or federal regulations could significantly increase our self insurance costs and insurance premiums. In addition, we are subject to the risk of employment-related litigation at both the state and federal levels, including claims styled as class action lawsuits which are more costly to defend. Also, some employment related claims in the area of wage and hour disputes are not insurable risks.
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
The restaurant industry is highly competitive with respect to food quality, ambiance, service, price and value and location, and a substantial number of restaurant operations compete with us for guest traffic. The main competitors for our brands are other operators of mid-priced, full service concepts in the multi-location upscale affordable dining segment in which we compete most directly for real estate locations and guests, including Maggiano’s, Cheesecake Factory, P.F. Chang’s and BJ’s Restaurants. We also compete to a lesser extent with nationally recognized casual dining Italian restaurants such as Romano’s Macaroni Grill, Carrabba’s Italian Grill and Olive Garden, as well as high quality, locally-owned and operated Italian restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing restaurants or intend to locate new restaurants. Any inability to successfully compete with the other restaurants in our markets will place downward pressure on our guest traffic and may prevent us from increasing or sustaining our revenues and profitability. We may also need to evolve our concepts in order to compete with popular new restaurant formats or concepts that develop from time to time, and we cannot offer any assurance that we will be successful in doing so or that modifications to our concepts will not reduce our profitability. A recent trend in shopping malls and lifestyle centers has been to convert retail spaces into new restaurant locations further increasing competition for guests at a specific center. In addition, with improving product offerings at fast casual restaurants, quick-service restaurants and grocery stores and the influence of negative economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect guest traffic at our restaurants.
We may be required to record additional asset impairment charges in the future.
We review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. We have determined that our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, as this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances.
In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for financial performance. We regularly review any restaurant that is cash flow negative for the previous four quarters to determine if impairment testing is warranted. As part of the review we also take into account that our business is highly sensitive to seasonal fluctuations, including the holiday season at the end of the fourth quarter as it significantly impacts our short and long term projections for each location. These estimates may result in a wide range of variability on a year to year basis due to the nature of the criteria. We evaluate future cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. Based on this analysis, if we believe the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds estimated fair value. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant

Accounting Policies — Impairment of Long-Lived Assets.” As a result of the above mentioned review process, we incurred an asset impairment charge of approximately $14.2 million in 2013 related to five restaurants, an asset impairment charge of approximately $4.1 million in fiscal 2012 related to two restaurants and an asset impairment charge of approximately $2.2 million in fiscal 2011 related to one restaurant.
Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to guests, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore, the PPACA establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. The Food and Drug Administration (the "FDA") is also permitted to require additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
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
The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Saed Mohseni, our President and Chief Executive Officer, James J. O’Connor, our Chief Financial Officer and Brian O'Malley, our Chief Operating Officer, as well as certain other key personnel. We currently have employment agreements in place with Mr. Mohseni, Mr. O’Connor and Mr. O'Malley. The loss of the services of our CEO, CFO, COO or other key employees could have a material adverse effect on our business and plans for future development. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key man life insurance policies for any of our employees.
Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
We opened one BRAVO! and seven BRIO restaurants in 2013, one BRAVO! and nine BRIO restaurants in 2012, and two BRAVO! and six BRIO restaurants in 2011. Our recent and future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.
Restaurant companies have been the target of class-actions and other litigation alleging, among other things, violations of federal and state law.
In recent years, a number of restaurant companies have been subject to claims by guests, employees and others regarding issues such as food safety, personal injury and premises liability, employment-related claims, harassment, discrimination, disability and other operational issues common to the foodservice industry. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time, including a 2012 class action lawsuit initiated by tipped employees at a BRAVO! location in Des Moines, Iowa. In this lawsuit, it was alleged that we were in violation of Fair Standards Act for some of our employees at that location. While we settled this lawsuit for an immaterial amount and no other such lawsuits have had a material impact historically, an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have an adverse impact on our profitability and could cause variability in our results compared to expectations. We are self-insured, or carry insurance programs with specific retention levels, for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s practice liability, director and officer and other insurable risks. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, we could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims and the diversion of time and resources from our operations.
Our marketing programs may not be successful.
We expend significant resources in our marketing efforts, including our loyalty programs, using a variety of media, including social media venues and applications. We expect to continue to conduct brand awareness programs and guest initiatives to attract and retain guests. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to purchase significantly more television and radio advertising than we are able to purchase. Should our competitors increase spending on advertising and promotions or our advertising funds decrease for any reason, or should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.
Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability.
We believe our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance, employer’s practice liability insurance and directors’ and officers’ liability insurance fluctuates based on our historical trends, market conditions and availability. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2014 and beyond. These increases, as well as recently-enacted federal legislation requiring employers to provide specified levels of health insurance to employees averaging greater than 30 hours per week, could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our guests.
Our indebtedness may limit our ability to invest in the ongoing needs of our business.
In connection with the initial public offering of our common shares, we repaid all outstanding loans under our previously existing senior credit facilities and entered into new senior credit facilities that included a $45.0 million term loan facility and a $40.0 million revolving credit facility. As of December 29, 2013, we had approximately $15.7 million of outstanding indebtedness under our term loan facility and no outstanding indebtedness under our revolving credit facility. As of December 29, 2013, we had $37.6 million of revolving loan availability under our revolving credit facility (after giving effect to $2.4 million of outstanding letters of credit). For the years ended December 29, 2013 and December 30, 2012, our net principal repayments on indebtedness were $7.4 million and $9.5 million, respectively, and cash interest payments for such periods were $0.8 million and $1.0 million, respectively. Our senior credit facilities mature in 2015, and borrowings under the senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in our credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.75% to 3.25%.
Our indebtedness could have important consequences to you. For example, it:

•
requires us to utilize a portion of our cash flow from operations for payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity and other general corporate purposes;

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
Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our names and logos and the ambiance of our restaurants. We have registered a number of our trademarks. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our restaurants, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.
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
Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or rebrand our restaurants, any of which could have a negative impact on our operating profits and harm our future prospects.
Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.
We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage to or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. Although we employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, there can be no assurance that these security measures will be successful.

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
We have significant cost obligations as a result of being a public company.
New and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the rules and regulations of the SEC and the Nasdaq Global Market, have created uncertainty for public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.
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
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. While we are in compliance with the Sarbanes-Oxley Act for fiscal 2013, there is no guarantee that we will meet all areas of compliance in future years. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.
Federal, state and local tax rules may adversely impact our results of operations and financial position.
We are subject to federal, state and local taxes in the United States. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position. In addition, complying with new tax rules, laws or regulations could impact our financial condition, and increases to federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our financial results. In 2012, our 2010 federal tax return was audited by the IRS. While the audit is currently open, we do not believe that there will be any material findings; however, there is no guarantee that there will not be findings in this audit, future audits will not be conducted, or any findings recorded in a separate audit for another period.
Risks Relating to Our Common Shares
The price of our common shares may be volatile and you could lose all or part of your investment.
Volatility in the market price of our common shares may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common shares could fluctuate significantly for various reasons, which include:

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our senior management personnel;

•	sales of common shares by our directors and executive officers;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

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
As of December 29, 2013, we had 19,991,927 common shares issued, and 633,273 treasury shares repurchased through the end of 2013. In addition, we have reserved 1.9 million common shares for issuance under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan, of which 343,107 shares are subject to vesting under outstanding restricted stock awards and 1,313,752 shares remain eligible for future issuance. Stock options to purchase an aggregate of 915,417 common shares are currently vested and outstanding under the Bravo Development, Inc. Option Plan.
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
Although no preferred shares were outstanding as of December 29, 2013 and although we have no present plans to issue any preferred shares, our articles of incorporation authorize the board of directors to issue up to 5,000,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our board of directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of our company, even if some of our shareholders consider such change of control to be beneficial.
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
Item 1B.   Unresolved Staff Comments.
None.

Item 2.   Properties.
The following table sets forth our restaurant locations as of December 29, 2013.

Location	Bravo Restaurants		Brio Restaurants		Total Number of Restaurants
Alabama	—		1		1
Arizona	—		2		2
Arkansas	1		—		1
California	—		1		1
Colorado	—		2		2
Connecticut	—		2		2
Delaware	—		1		1
Florida	2		11		13
Georgia	—		2		2
Illinois	2		1		3
Indiana	3	+	—		3	+
Iowa	1		—		1
Kansas	1		—		1
Kentucky	1		1		2
Louisiana	1		—		1
Maryland	—		3		3
Massachusetts	—		1		1
Michigan	4		2		6
Missouri	2		2		4
Nebraska	1		—		1
Nevada	—		2		2
New Jersey	—		5		5
New Mexico	1		—		1
New York	1		2		3
North Carolina	2		3	*	5	*
Ohio	11		6		17
Oklahoma	1		—		1
Pennsylvania	7		—		7
Tennessee	1		—		1
Texas	1		7		8
Utah	—		2		2
Virginia	2		2		4
Wisconsin	1		—		1
Total	47		61		108
_________________________

*	Includes one location that we operate pursuant to a management agreement and do not own.
+	Includes one location that was closed in 2014.
We own four properties, two in Ohio and one in each of Indiana and Pennsylvania, and operate restaurants on each of these sites. We lease the land and buildings for the other 103 Company owned restaurants used in our operations under various long-term operating lease agreements. The initial lease terms range from ten to 20 years. The leases include renewal options for two to 20 additional years. Our leases currently expire between 2014 and 2029. The majority of our leases provide for base (fixed) rent, plus additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. We are also generally obligated to pay certain real estate taxes, insurance, common area maintenance charges and various other expenses related to the properties. Our main office, not included in the table above, is also leased and is located at 777 Goodale Boulevard, Suite 100, Columbus, Ohio 43212.

Item 3.   Legal Proceedings.
Occasionally we are a party to various legal actions arising in the ordinary course of our business, including claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of March 3, 2014, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations, or cash flows, except as may be noted in Part IV, Item 15, note 12, of this annual report.
Item 4.   Mine Safety Disclosures.
Not applicable.
Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Our common shares have been traded on the NASDAQ Global Market under the symbol “BBRG” since October 21, 2010. The following table set forth, for the periods indicated, the high and low price per share of our common shares, as reported by the NASDAQ Global Market:

	High	Low
Fiscal 2013 Quarter Ended
March 31, 2013	$16.12	$13.18
June 30, 2013	$19.01	$15.37
September 29, 2013	$18.36	$14.95
December 29, 2013	$16.94	$14.61

Fiscal 2012 Quarter Ended
March 25, 2012	$21.73	$15.89
June 24, 2012	$21.02	$15.99
September 23, 2012	$18.57	$14.99
December 30, 2012	$15.01	$12.42
Dividend Policy
We have not paid or declared any cash dividends on our common shares and do not anticipate paying any dividends on our common shares in the foreseeable future. We currently intend to retain any future earnings to fund the operation, development and expansion of our business. Any future determinations relating to our dividend policies will be made at the discretion of our board of directors and will depend on existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, our ability to declare and pay dividends is limited by covenants in our senior credit facilities. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."
Holders:
There were approximately 2,700 holders of record of our common shares at February 28, 2014. See Part III, Item 12, for information relating to securities authorized for issuance under the Company's equity compensation plans.

Price Performance Graph
The graph below compares the cumulative total shareholder return on $100.00 invested at the opening of the market on October 21, 2010, the date the Company’s common shares were first listed on the NASDAQ Global Market, through and including the market close on December 29, 2013, with the cumulative total return of the same time period on the same amount invested in the NASDAQ Composite® (US) Index and the Nation’s Restaurant News Stock Index. The chart below the graph sets forth the actual numbers depicted on the graph.

	10/21/2010	12/26/2010	12/25/2011	12/30/2012	12/29/2013
Bravo Brio Restaurant Group, Inc. (BBRG)	$100.00	$129.03	$109.86	$90.90	$115.24
NASDAQ Composite® (US) Index	$100.00	$107.89	$105.99	$119.82	$168.23
Nation’s Restaurant News Stock Index	$100.00	$104.84	$131.27	$130.83	$170.00
Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities
We did not make any sales of unregistered Company securities during 2013.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of common shares made during the quarter ended December 29, 2013 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Exchange Act of 1934, as amended.

Bravo Brio Restaurant Group Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares the May Yet Be Purchased Under the Plans or Programs
9/30/2013-10/27/2013	23,623	$14.71	—	$20,000,000	$20,000,000
10/28/2013-11/24/2013	—	—	—		$20,000,000
11/25/2013-12/29/2013	133,383	15.94	133,383		$17,873,867
Total for the Quarter	157,006	$15.75	133,383
_________________________

(1)
Includes 23,623 shares withheld, on October 26, 2013, to cover tax withholding obligations at $14.71 per share relating to the vesting of restricted stock issued to employees pursuant to the Company’s Stock Incentive Plan and available to be granted in future periods. It also includes 133,383 Company shares repurchased during the periods noted above, at an average price of $15.94, including commissions, as part of the Company’s 10b-18 plan that was approved by the Board of Directors on October 23, 2013. Pursuant to the plan, the Board of Directors has authorized the Company to make up to $20.0 million in share repurchases prior to the plan’s expiration on December 28, 2014.

Item 6.   Selected Financial Data.
The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The selected historical consolidated financial data as of December 29, 2013 and December 30, 2012 and for the three years in the period ended December 29, 2013 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data as of December 25, 2011, December 26, 2010 and December 27, 2009 and for the two years in the period ended December 26, 2010 have been derived from our audited consolidated financial statements not included elsewhere in this annual report.
BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
(Dollars in thousands except per share data)

	Fiscal Year(1)
	2013	2012	2011	2010	2009
Statement of Operations Data
Revenues	$411,091	$409,065	$369,245	$343,025	$311,709
Costs and Expenses
Cost of sales	105,628	106,716	98,175	89,456	82,609
Labor	143,097	139,917	124,352	114,468	106,330
Operating	64,970	62,016	56,578	53,331	48,917
Occupancy	28,506	26,088	23,424	22,729	19,636
General and administrative expenses	22,697	23,684	21,234	37,539	17,280
Restaurant pre-opening costs	3,560	4,492	4,803	2,375	3,758
Asset impairment charges	14,196	4,060	2,229	—	6,436
Depreciation and amortization	20,019	18,939	16,983	16,708	16,088
Total costs and expenses	402,673	385,912	347,778	336,606	301,054
Income from operations	8,418	23,153	21,467	6,419	10,655
Loss on extinguishment of debt	—	—	—	1,300	—
Interest expense, net	1,143	1,353	1,711	6,121	7,119
Income (loss) before income tax expense	7,275	21,800	19,756	(1,002)	3,536
Income tax expense (benefit)(2)	(268)	5,652	(56,688)	228	135
Net income (loss)	7,543	16,148	76,444	(1,230)	3,401
Undeclared preferred dividends- net of adjustments(3)	—	—	—	(3,769)	(11,599)
Net income (loss) attributed to common shareholders	$7,543	$16,148	$76,444	$(4,999)	$(8,198)
Per Share Data
Net income (loss) attributed to common shareholders —
Basic	$0.39	$0.82	$3.96	$(0.54)	$(1.13)
Diluted	$0.37	$0.78	$3.72	$(0.54)	$(1.13)
Weighted average shares outstanding —
Basic	19,542	19,584	19,322	9,281	7,234
Diluted	20,432	20,612	20,550	9,281	7,234

Balance Sheet Data (at the end of the period)
Cash and cash equivalents	$7,640	$13,717	$10,093	$2,460	$249
Working capital (deficit)	(26,204)	(25,806)	(26,280)	(35,334)	(36,156)
Total assets	254,852	263,338	247,626	163,453	160,842
Total debt	15,693	23,086	32,571	41,000	118,031
Total shareholders’ equity (deficiency in assets)	103,776	100,283	84,584	6,403	(72,690)
_________________________

(1)	We utilize a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. With the exception of 2012 which was a 53-week year, each of the above fiscal years has 52 weeks.

(2)
During fiscal 2011, the Company determined that it was more likely than not that its existing net deferred tax assets and tax credits would be realized after considering all positive and negative evidence. Accordingly, the Company recorded an income tax benefit of $62.8 million related to the reduction of the total federal and state valuation allowance against net deferred income tax assets in 2011.

(3)
The undeclared preferred dividend total for fiscal 2010 of $10.8 million was offset by an add-back of $7.0 million in the fourth quarter of 2010 related to the exchange of the Company’s Series A preferred stock. The exchange of the Series A preferred stock was completed prior to our initial public offering, using an estimated initial public offering price of $15.00 per share which, based on the total liquidation preference for the Series A preferred stock (including accrued and undeclared dividends thereon) of $105.2 million as of the date of the exchange, resulted in the issuance of 7,015,630 common shares. Because the final initial public offering price was $14.00 per share, the 7,015,630 common shares issued to the preferred shareholders represented only $98.2 million of value, $7.0 million less than the carrying value of the Series A preferred stock as of the date of the exchange. Because the fair value of consideration transferred was less than the carrying amount of the Series A preferred stock, the discount was added back to undeclared preferred dividends in arriving at net income (loss) attributed to common shareholders and was recorded as such on the Consolidated Statements of Operations for fiscal 2010.

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
We calculate these non-GAAP measures by adjusting net income and net income per share for the impact of certain items that are reflected to show a year over year comparison excluding certain non-comparable items to facilitate the comparison of our past and present financial results. We believe these adjusted measures provide additional information to facilitate the comparison of our past and present financial results and assist users of the financial statements to better understand our results. We utilize results that both include and exclude the identified items in evaluating our business performance. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will not be affected by certain unusual or non-comparable items. Actual share counts are used for both fiscal 2013 and 2012.
The following is a reconciliation from net income and net income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Fiscal Year
	2013	2012
Net income	$7,543	$16,148
Impact from:
Asset Impairment Charges, net of taxes (1)	8,802	2,842
As adjusted net income	$16,345	$18,990

	Basic		Diluted
	2013	2012	2013	2012
Net income per share- with adjusted share counts	$0.39	$0.82	$0.37	$0.78
Impact from:
Asset Impairment Charges, net of taxes (1)	0.45	0.15	0.43	0.14
As adjusted net income per share	$0.84	$0.97	$0.80	$0.92
_________________________

1)	Reflects non-cash asset impairment charges, net of tax, in fiscal 2013 for five restaurants and non-cash asset impairment charges, net of tax, in fiscal 2012 for two restaurants.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and the accompanying notes thereto included elsewhere in this annual report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Part I, Item 1A “Risk Factors” of this annual report.
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

Our approach to operations continues to focus on core ways to drive and grow our business. We look for new and different ways to increase our comparable sales through various initiatives. We are constantly identifying new potential sites to expand both of our brands by opening new restaurants in the best possible locations within a development and throughout the country. We will continue to evaluate our existing restaurant base to ensure each location is meeting our standards from both an operational and profitability standpoint. Finally, we explore all of our options in deploying our capital in a way that serves the best interests of our shareholders and our business.
Our business is highly sensitive to seasonal fluctuations as historically, the percentage of operating income earned during the last several weeks of the fiscal year has been higher due, in part, to higher restaurant sales during the year-end holiday shopping season.  Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by a drop in guest traffic, in each quarter of 2013. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust to this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.
Performance Indicators
We use the following key performance indicators in evaluating the performance of our restaurants:

•
Comparable Restaurants and Comparable Restaurant Sales.  We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable restaurant sales reflect changes in guest count trends as well as changes in average check.

•
Average Check.  Average check is calculated by dividing restaurant revenues by guest counts for a given time period. Average check reflects menu price influences as well as changes in menu mix. Management uses this indicator to analyze trends in guests preferences, effectiveness of menu changes and price increases and per guest expenditures.

•
Average Unit Volume.  Average unit volume consists of the average sales of our restaurants over a certain period of time. This measure is calculated by dividing total restaurant revenues within a period by the number of weeks in the relevant period. This indicator assists management in measuring changes in guest traffic, pricing and development of our brands.

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

Key Financial Definitions
Revenues.  Revenues primarily consist of food and beverage sales, net of any discounts, such as management meals, employee meals and coupons, associated with each sale. Revenues in a given period are directly influenced by the number of operating weeks in such period and comparable restaurant sales growth. Revenues also include management fees earned and gift card breakage.
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
Restaurant Pre-opening Costs.  Restaurant pre-opening costs consist of costs incurred prior to opening a restaurant, including executive chef and manager salaries, relocation costs, recruiting expenses, employee payroll and related training costs for new employees, including rehearsal of service activities. Pre-opening costs also include an accrual for straight-line rent recorded during the period between the date of possession and the restaurant opening date for our leased restaurant locations.
Impairment.  We review long-lived assets, such as property and equipment and intangibles, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows, the seasonality of our business and other relevant factors and circumstances. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. See “— Significant Accounting Policies — Impairment of Long-Lived Assets” for further detail.
Interest expense, net.  Interest expense, net consists primarily of interest on our outstanding indebtedness and the amortization of deferred financing costs.

Results of Operations
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenues:

	Fiscal Year Ended
	December 29, 2013	% of Revenue	December 30, 2012	% of Revenue	December 25, 2011	% of Revenue
	(Dollars in thousands)
Revenues	$411,091	100%	$409,065	100%	$369,245	100%
Costs and Expenses
Cost of sales	105,628	25.7%	106,716	26.1%	98,175	26.6%
Labor	143,097	34.8%	139,917	34.2%	124,352	33.7%
Operating	64,970	15.8%	62,016	15.2%	56,578	15.3%
Occupancy	28,506	6.9%	26,088	6.4%	23,424	6.3%
General and administrative expenses	22,697	5.5%	23,684	5.8%	21,234	5.8%
Restaurant pre-opening costs	3,560	0.9%	4,492	1.1%	4,803	1.3%
Asset impairment charges	14,196	3.5%	4,060	1.0%	2,229	0.6%
Depreciation and amortization	20,019	4.9%	18,939	4.6%	16,983	4.6%
Total costs and expenses	402,673	98.0%	385,912	94.3%	347,778	94.2%
Income from operations	8,418	2.0%	23,153	5.7%	21,467	5.8%
Interest expense, net	1,143	0.3%	1,353	0.3%	1,711	0.5%
Income before income taxes	7,275	1.8%	21,800	5.3%	19,756	5.4%
Income tax expense (benefit)	(268)	(0.1)%	5,652	1.4%	(56,688)	(15.4)%
Net income	$7,543	1.8%	$16,148	3.9%	$76,444	20.7%
Certain percentage amounts may not sum due to rounding.
Fifty-Two Weeks Ended December 29, 2013 Compared to Fifty-Three Weeks Ended December 30, 2012
Revenues.  Revenues increased $2.0 million, or 0.5%, to $411.1 million in fiscal 2013, compared to $409.1 million in fiscal 2012. This increase was driven by additional revenues related primarily to an additional 301 operating weeks provided by new restaurants opened in 2013 and 2012 offset by revenues incurred in the non comparable week in fiscal 2012, the impact of the three restaurant closures in 2013 and a decrease in comparable sales. Adjusting for the non comparable week in 2012, comparable sales for 2013 decreased 2.8% as compared to the prior year due to a 3.6% decrease in guest counts partially offset by a 0.8% increase in average check. Additionally, during the second quarter of 2012, we opened one BRIO that we do not own but which we operate pursuant to a management agreement under which we receive a management fee. Other than our receipt of this management fee, the operation of this restaurant has no impact on our financial statements.
For our BRAVO! brand, restaurant revenues decreased $6.9 million, or 4.2%, to $159.0 million in fiscal 2013 as compared to $165.9 million in fiscal 2012. The decrease was due to revenues incurred in the non comparable week in 2012 as well as a decrease in comparable sales. Adjusting for the non comparable week in 2012, comparable sales for the BRAVO! brand restaurants decreased 2.0%, or $3.1 million, to $151.8 million in fiscal 2013 due to a decrease in guest counts partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base decreased $0.1 million to $7.2 million in fiscal 2013. At December 29, 2013, there were 45 BRAVO! restaurants included in the comparable restaurant base and two BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues increased $8.5 million, or 3.5%, to $250.9 million in fiscal 2013 as compared to $242.4 million in fiscal 2012. The increase in revenues was due to additional operating weeks provided by new restaurant openings in 2013 and 2012, partially offset by revenues incurred in the non comparable week in 2012 and a decrease in comparable sales. Adjusting for the non comparable week in 2012, comparable sales for the BRIO brand restaurants decreased 3.4%, or $7.2 million, to $205.8 million in fiscal 2013, due to a decrease in average check and a decrease in comparable guest counts. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $21.3 million to $45.1 million in fiscal 2013 due to the growth in our restaurant base. At December 29, 2013, there were 48 BRIO restaurants included in the comparable restaurant base and 12 BRIO restaurants not included in the comparable restaurant base.
Cost of Sales.  Cost of sales decreased $1.1 million, or 1.0%, to $105.6 million in fiscal 2013, from $106.7 million in fiscal 2012. The decrease in total dollars was due to the impact of the additional calendar week in 2012, partially offset by a 2.5% increase in commodity costs in 2013. As a percentage of revenues, cost of sales decreased 0.4% to 25.7% in 2013 as compared to 26.1% in 2012, due to the impact of the menu price increase partially offset by commodity cost increases primarily for poultry, produce and seafood products. Food costs decreased 0.3% as a percentage of revenues and decreased by $0.8 million in total dollars for 2013 as compared to 2012. Beverage costs decreased 0.1% as a percentage of revenues and decreased in total dollars by $0.3 million in 2013 as compared to 2012.
Labor Costs.  Labor costs increased $3.2 million, or 2.3%, to $143.1 million in fiscal 2013, from $139.9 million in fiscal 2012. This increase was primarily a result of approximately $11.1 million of additional labor and benefits costs incurred as a result of new restaurants opened during 2013 and 2012, partially offset by labor incurred in the additional calendar week in 2012 as well as efficiencies achieved at our comparable locations. As a percentage of revenues, labor costs increased to 34.8% in 2013, from 34.2% in 2012, primarily as a result of inefficiencies at our 2013 and 2012 class of restaurants as well as a lack of sales leverage obtained from the additional calendar week in 2012.
Operating Costs.  Operating costs increased $3.0 million, or 4.8%, to $65.0 million in 2013, from $62.0 million in 2012. This increase was driven by an additional 301 operating weeks due to restaurant openings in 2013 and 2012 partially offset by the impact of the additional calendar week in 2012. As a percentage of revenues, operating costs increased to 15.8% in 2013, from 15.2% in 2012. The increase as a percentage of revenues was primarily due to deleveraging related to the decrease in comparable sales.
Occupancy Costs.  Occupancy costs increased $2.4 million, or 9.3%, to $28.5 million in fiscal 2013, from $26.1 million in fiscal 2012. The increase in occupancy costs in total dollars was primarily due to the additional restaurants opened in 2013 and 2012. As a percentage of revenues, occupancy costs increased to 6.9% in 2013, from 6.4% in 2012. The increase as a percentage of revenues was primarily related to deleveraging due to the impact of the additional calendar week in 2012 and the decrease in comparable sales.
General and Administrative.  General and administrative expenses decreased $1.0 million, or 4.2%, to $22.7 million in fiscal 2013, from $23.7 million in fiscal 2012. The decrease was primarily related to additional wages and benefits in 2012 due to the additional calendar week and lower incentive compensation in 2013. As a percentage of revenues, general and administrative expenses decreased to 5.5% in 2013 as compared to 5.8% in 2012.
Restaurant Pre-opening Costs.  Pre-opening costs decreased by $0.9 million to $3.6 million in 2013, from $4.5 million in 2012. The decrease in pre-opening costs was due to the impact of opening eight new restaurants and no additional restaurants under construction at the end of 2013 compared to nine new restaurants opened and two additional restaurants under construction at the end of 2012. Pre-opening costs are incurred prior to a restaurant opening and may be incurred into the first month of operations, however the costs that are included in any one period are related to the timing of the work being done and when costs are actually incurred. As a percentage of revenues, pre-opening costs decreased to 0.9% in 2013, from 1.1% in 2012.
Impairment.  We review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Our impairment charges have occurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy. Based upon our analysis, we incurred a non-cash impairment charge in 2013 of $14.2 million related to five restaurants and an impairment charge in 2012 of $4.1 million related to two restaurants.
Depreciation and Amortization.  Depreciation and amortization expenses increased approximately $1.1 million, or 5.7%, to $20.0 million in fiscal 2013, from $18.9 million in fiscal 2012. The increase in costs in 2013 was primarily due to depreciation related to the growth of our restaurant base in 2013 and 2012. As a percentage of revenues, depreciation and amortization expenses increased to 4.9% in 2013 as compared to 4.6% in 2012.
Interest Expense, Net.  Interest expense, net decreased approximately $0.3 million, or 15.5%, to $1.1 million in 2013, from $1.4 million in 2012. The decrease was due to the pay down of debt incurred under our senior credit facilities and the resulting lower average balances in fiscal 2013, as well as the impact of an additional calendar week of interest incurred in 2012.

Income Taxes.  Income taxes decreased $5.9 million to an income tax benefit of $0.3 million, or (3.7)% of income before income taxes, in 2013, as compared to income tax expense of $5.7 million, or 25.9% of income before income taxes, in 2012. The decrease in income tax expense was a result of the impact of the increased impairment charges in 2013 in excess of those incurred in 2012.
Non-GAAP Net Income.  As adjusted net income and as adjusted earnings per share are supplemental measures of our performance that are not required or presented in accordance with GAAP. We calculate non-GAAP measures by adjusting net income and net income per share for the impact of certain items that are reflected to show a year over year comparison excluding certain non-comparable items to facilitate the comparison of our past and present financial results. As adjusted net income for fiscal 2013 and 2012 was $16.3 million and $19.0 million, respectively. This decrease was primarily the result of an increase in costs and expenses from operations in excess of the growth in revenues in 2013 as compared to 2012 as well as the impact of the additional calendar week in 2012. A full reconciliation from GAAP net income and GAAP earnings per share to as adjusted net income and as adjusted earnings per share, respectively, for fiscal 2013 and fiscal 2012 can be found at Part II, Item 6 of this annual report, “Selected Financial Data”.
Fifty-Three Weeks Ended December 30, 2012 Compared to Fifty-Two Weeks Ended December 25, 2011
Revenues.  Revenues increased $39.9 million, or 10.8%, to $409.1 million in fiscal 2012, compared to $369.2 million in fiscal 2011. This increase was driven by $31.2 million in additional revenues related primarily to an additional 444 operating weeks provided by new restaurants opened in 2012 and 2011 and $8.5 million in additional revenues related to the non comparable week in 2012. Adjusting for the non comparable week, comparable sales for 2012 were flat as compared to the prior year with a decrease in guest counts being offset by an increase in average check. Additionally, during the second quarter of 2012, we opened one BRIO that we do not own but which we operate pursuant to a management agreement under which we receive a management fee. Other than our receipt of this management fee, the operation of this restaurant has no impact on our financial statements.
For our BRAVO! brand, restaurant revenues increased $4.4 million, or 2.7%, to $165.9 million in fiscal 2012 as compared to $161.5 million in fiscal 2011. Operations from the non comparable week in 2012 accounted for $3.3 million in additional revenues. Adjusting for the non comparable week, comparable sales for the BRAVO! brand restaurants increased 0.3%, or $0.6 million, to $155.0 million in fiscal 2012 due to an increase in average check offset by a decrease in guest counts. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $0.5 million to $7.6 million in fiscal 2012. At December 30, 2012, there were 46 BRAVO! restaurants included in the comparable restaurant base and two BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues increased $35.3 million, or 17.1%, to $242.4 million in fiscal 2012 as compared to $207.1 million in fiscal 2011. Operations from the non comparable week in 2012 accounted for $5.2 million in additional revenues. Adjusting for the non comparable week, comparable sales for the BRIO brand restaurants decreased 0.3%, or $0.6 million, to $194.1 million in fiscal 2012, mainly related to a decrease in comparable guest counts. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $30.7 million to $43.1 million in fiscal 2012. At December 30, 2012, there were 39 BRIO restaurants included in the comparable restaurant base and 15 BRIO restaurants not included in the comparable restaurant base.
Cost of Sales.  Cost of sales increased $8.5 million, or 8.7%, to $106.7 million in fiscal 2012, from $98.2 million in fiscal 2011. The increase in total dollars was due to the increase in revenues in 2012 for existing restaurants and the additional restaurants opened in 2012 and 2011, partially offset by a commodity cost decrease in 2012 over 2011. Food costs decreased 0.5% as a percentage of revenues but increased by $6.8 million in total dollars for 2012 as compared to 2011. Beverage costs remained flat as a percentage of revenues but increased in total dollars by $1.7 million in 2012 as compared to 2011. As a percentage of revenues, cost of sales decreased to 26.1% in 2012, from 26.6% in 2011. This was due primarily to the decrease in commodity costs for grocery and dairy products in 2012 as compared to 2011.
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
Operating Costs.  Operating costs increased $5.4 million, or 9.6%, to $62.0 million in 2012, from $56.6 million in 2011. This increase was driven by an additional 444 operating weeks due to restaurant openings in 2012 and 2011 and the impact of the additional calendar week in 2012. As a percentage of revenues, operating costs decreased to 15.2% in 2012, from 15.3% in 2011. The decrease was primarily due to lower credit cards fees partially offset by higher repairs and maintenance costs as a percentage of revenues in 2012 as compared to 2011.

Occupancy Costs.  Occupancy costs increased $2.7 million, or 11.4%, to $26.1 million in fiscal 2012, from $23.4 million in fiscal 2011. The increase in occupancy costs in total dollars was primarily due to the additional restaurants opened in 2012 and 2011. As a percentage of revenues, occupancy costs increased to 6.4% in 2012, from 6.3% in 2011.
General and Administrative.  General and administrative expenses increased $2.5 million, or 11.5%, to $23.7 million in fiscal 2012, from $21.2 million in fiscal 2011. The increase was primarily related to $1.0 million in additional wages and benefits due to an additional calendar week in 2012 as well as a higher head count, $0.6 million in additional stock compensation costs, $0.6 million in additional costs related to our third party gift card administrator and $0.7 million in higher travel and training costs. These increases were partially offset by the lack of the comparable expense in 2012 to the $0.6 million in expense related to the Company’s secondary offering completed in April 2011. As a percentage of revenues, general and administrative expenses remained flat at 5.8% for both 2012 and 2011.
Restaurant Pre-opening Costs.  Pre-opening costs decreased by $0.3 million to $4.5 million in 2012, from $4.8 million in 2011. The decrease in pre-opening costs was due to the impact of opening nine new restaurants and having two additional restaurants under construction at year end 2012 compared to eight new restaurants opened and five additional restaurants under construction at year end 2011. Pre-opening costs are incurred prior to a restaurant opening and may be incurred into the first month of operations, however the costs that are included in any one period are related to the timing of the work being done and when costs are actually incurred. As a percentage of revenues, pre-opening costs decreased to 1.1% in 2012, from 1.3% in 2011.
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
Depreciation and Amortization.  Depreciation and amortization expenses increased approximately $1.9 million, or 11.5%, to $18.9 million in fiscal 2012, from $17.0 million in fiscal 2011. The increase in costs in 2012 was primarily due to depreciation related to the growth of our restaurant base in 2012 and 2011. As a percentage of revenues, depreciation and amortization expenses were flat at 4.6% in both 2012 and 2011.
Interest Expense, Net.  Interest expense, net decreased approximately $0.3 million, or 20.9%, to $1.4 million in 2012, from $1.7 million in 2011. The decrease was due to the pay down of debt incurred under our senior credit facilities and the resulting lower average balances in fiscal 2012, slightly offset by an additional week of interest incurred in 2012.
Income Taxes.  Income taxes increased $62.4 million to an income tax expense of $5.7 million in 2012, from an income tax benefit of $56.7 million in 2011. In 2012 the Company recorded income tax expense at its actual rate, partially offset by adjustments, including those related to our federal and state income tax filings to arrive at the rate of 25.9% for the year. During 2011, it was deemed more likely than not that the Company would realize the deferred tax assets due to its historical profitability trends. As a result, the Company eliminated the valuation allowance previously provided against net deferred tax assets. The Company recorded a $62.8 million income tax benefit, for federal and state combined, reflecting the reduction of the full valuation allowance throughout 2011. For fiscal year 2011, this tax benefit was offset by income tax expense of $6.1 million.
Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of December 29, 2013, we had approximately $7.6 million in cash and cash equivalents and approximately $37.6 million of availability under our senior revolving credit facility (after giving effect to $2.4 million of outstanding letters of credit at December 29, 2013). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.
Consistent with many other restaurant and retail chain store operations, we use operating lease arrangements for the majority of our restaurant locations. We believe that these operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. Currently, operating lease obligations are not reflected as indebtedness on our consolidated balance sheet. The use of operating lease arrangements could impact our capacity to borrow money under our senior credit facilities. However, restaurant real estate operating leases are expressly excluded from the restrictions under our senior credit facilities related to the incurrence of funded indebtedness.
Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in this annual report under Part I, Item 1A “Risk Factors.”
The following table presents a summary of our cash flows for the years ended December 29, 2013, December 30, 2012 and December 25, 2011.

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(in thousands)
Net cash provided by operating activities	$37,735	$52,300	$51,598
Net cash used in investing activities	(29,632)	(36,387)	(35,542)
Net cash used in financing activities	(14,180)	(12,289)	(8,423)
Net (decrease)/increase in cash and cash equivalents	(6,077)	3,624	7,633
Cash and cash equivalents at beginning of year	13,717	10,093	2,460
Cash and cash equivalents at end of year	$7,640	$13,717	$10,093
Year Ended December 29, 2013 Compared to Year Ended December 30, 2012
Operating Activities.  Net cash provided by operating activities was $37.7 million in 2013, compared to $52.3 million in 2012. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and credit cards and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities in 2013 compared to 2012 was primarily due to an increase in cash expenditures in excess of the increase in cash receipts. This was primarily due to the timing of rent payments at the end of 2013 as compared to payments at the end of 2012, the repayment of tenant allowances in 2013 and the impact of the additional calendar week in 2012. Cash receipts in 2013 and 2012, including the net redemption of gift cards, were $411.8 million and $410.4 million, respectively. Cash expenditures during 2013 and 2012 were $380.4 million and $365.7 million, respectively. The decrease was also attributable to a decrease in cash received from lease incentives in 2013 compared to cash received from lease incentives in 2012.
Investing Activities.  Net cash used in investing activities was $29.6 million in 2013, compared to $36.4 million in 2012. We used cash primarily to purchase property and equipment related to our restaurant expansion plans. The decrease in spending was related to the timing of restaurant openings, as well as the number of restaurants that were opened during 2013 versus 2012. During 2013, we opened eight restaurants and had no additional restaurants under construction at year end, while in 2012 we opened nine company owned restaurants and had two additional restaurants under construction at year end.
Financing Activities.  Net cash used in financing activities was $14.2 million in 2013, compared to $12.3 million in 2012. In 2013 we repaid $7.4 million in debt, repurchased $6.5 million in treasury stock and incurred a $0.3 million cash outflow related to our equity plans. In 2012 we paid down debt by $9.5 million and repurchased $2.9 million in treasury stock. These were slightly offset by a $0.1 million cash inflow related to our equity plans.
Year Ended December 30, 2012 Compared to Year Ended December 25, 2011
Operating Activities.  Net cash provided by operating activities was $52.3 million in 2012, compared to $51.6 million in 2011. The increase in net cash provided by operating activities in 2012 compared to 2011 was primarily due to an increase in cash receipts in excess of cash expenditures from the prior year. Cash receipts in 2012 and 2011, including the net redemption of gift cards, were $410.4 million and $371.8 million, respectively. Cash expenditures during 2012 and 2011 were $365.7 million and $332.9 million, respectively. The increase was partially offset by a decrease in cash received from lease incentives in 2012 compared to cash received from lease incentives in 2011 of $5.2 million.
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

Financing Activities.  Net cash used in financing activities was $12.3 million in 2012, compared to $8.4 million in 2011. In 2012 we repaid $9.5 million in debt and repurchased $2.9 million in treasury stock. These were slightly offset by a $0.1 million cash inflow from our equity plans. In 2011 we paid down debt by $8.4 million.
As of December 29, 2013, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
We currently estimate capital expenditures, net of lease incentives, for 2014 to be in the range of approximately $22.0 million to $24.0 million, primarily related to the planned opening of six new restaurants in 2014, early 2015 openings and normal maintenance capital expenditures related to our existing restaurants. In conjunction with these restaurant openings, we anticipate spending approximately $3.5 million to $4.0 million in pre-opening costs in 2014.
Current Resources.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $26.2 million at December 29, 2013, compared to a net working capital deficit of $25.8 million at December 30, 2012.
In connection with our initial public offering in 2010, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our senior credit facilities also require us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At December 29, 2013, the Company was in compliance with its applicable financial covenants. Additionally, our senior credit facilities contain negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.
On October 9, 2012, we entered into an amendment to our credit agreement. The amendment eliminated dollar restrictions in paying dividends, distributions to shareholders, or repurchasing our common shares subject to the defined leverage ratio.
Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR are payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest shall be payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of December 29, 2013, we had an outstanding principal balance of approximately $15.7 million on our term loan facility and no outstanding balance on our revolving credit facility.
Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that cash flow from operations as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs over the same period.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 29, 2013, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
Critical Accounting Policies
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
Leasehold improvements financed by the landlord through tenant improvement allowances are capitalized as leasehold improvements with the tenant improvement allowances recorded as deferred lease incentives. Deferred lease incentives are amortized on a straight-line basis over the lesser of the life of the asset or the lease term, including option periods which in the judgment of management are reasonably assured of renewal (same term that is used for related leasehold improvements) and are recorded as a reduction of occupancy expense. As part of the initial lease terms, we negotiate with our landlords to secure these tenant improvement allowances. There is no guarantee that we will receive tenant improvement allowances for any of our future locations, which would result in higher occupancy costs.
Impairment of Long-Lived Assets and Intangible Assets.  We review long-lived assets, such as property, equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. We have determined that our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, as this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances.

We regularly review any restaurants that are cash flow negative for the previous four quarters to determine if impairment testing is warranted.  As part of the review we also take into account that our business is highly sensitive to seasonal fluctuations such as the holiday season at the end of the fourth quarter as it significantly impacts our short and long term projections for each location. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for future performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria.

We evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve. We forecast our future cash flows by considering recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to predict future undiscounted cash flows. We compare this cash flow forecast to the assets carrying value at the restaurant. Based on this analysis, if we believe that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds fair value. In 2013, as a result of the above mentioned review process, we incurred an asset impairment charge of approximately $14.2 million related to five restaurants.
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
We recognize a tax position in our financial statements when it is more likely than not that the position will be sustained upon examination by tax authorities that have full knowledge of all relevant information.
Commitments and Contingencies
The following table summarizes our contractual obligations at December 29, 2013 on an actual basis.

	Payments Due by Year
Contractual Obligations	Total	2014	2015-2016	2017-2018	After 2018
	(In thousands)
Term loan facility (1)	$15,693	$2,082	$13,611	$—	$—
Interest	1,006	635	371	—	—
Operating leases	290,572	26,267	52,391	53,383	158,531
Construction purchase obligations	668	668	—	—	—
Total contractual cash obligations	$307,939	$29,652	$66,373	$53,383	$158,531
_________________________

(1)	Our $45.0 million term loan facility will be paid off over the next two years with the outstanding balance due in 2015.

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
While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. Substantially all of the leases for our restaurants provide for contingent rent obligations based on a percentage of revenues. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will be able to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.
Segment Reporting
We operate upscale affordable dining restaurants under two brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods. Therefore, we report our results of operations as one reportable segment.
Recently Adopted Accounting Pronouncements
We reviewed all newly issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our financial statements as a result of future adoption.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
We are subject to interest rate risk in connection with our long term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our senior credit facilities, which are payable at variable rates. We currently have approximately $15.7 million of borrowings under our term loan facility. Each eighth point change in interest rates on the variable rate portion of indebtedness under our senior credit facilities would result in annual changes of approximately $20,000 in our interest expense.
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

Item 8.   Financial Statements and Supplementary Data.
The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this annual report.
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.   Controls and Procedures.
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 29, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP") and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2013 based on the criteria in “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2013.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Bravo Brio Restaurant Group, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of Bravo Brio Restaurant Group, Inc. and subsidiaries (the "Company") as of December 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992)issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Columbus Ohio
March 3, 2014

Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter ended December 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information.
None.
Part III
Item 10.   Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 29, 2013.
The Company has adopted a written code of business conduct and ethics, to be known as our code of conduct, which applies to our chief executive officer, our chief financial and accounting officer and all persons providing similar functions. Our code of conduct is available on our Internet website, www.bbrg.com. Our code of conduct may also be obtained by contacting investor relations at (614) 326-7944. Any amendments to our code of conduct or waivers from the provisions of the code for our chief executive officer, our chief financial and accounting officer and all persons providing similar functions will be disclosed on our Internet website promptly following the date of such amendment or waiver and the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.
Item 11.   Executive Compensation.
The information required by this Item 11 is incorporated herein by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the Proxy Statement.
Equity Compensation Plan Information
Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 29, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders:
Bravo Development, Inc. Option Plan	915,417	1.45	—
Bravo Brio Restaurant Group, Inc. Stock Incentive Plan	—	—	1,313,752
Equity Compensation plans not approved by security holders:
None
Total	915,417	1.45	1,313,752
Item 13.   Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference from the Proxy Statement.

Item 14.   Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated herein by reference from the Proxy Statement.

Part IV
Item 15.   Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this annual report:

1.	Financial Statements: See Index to Consolidated Financial Statements appearing on page 46 of this annual report.

2.	Financial Statement Schedules: None.

3.	Exhibits: See Exhibit Index appearing on page 62 of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Bravo Brio Restaurant Group, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Bravo Brio Restaurant Group, Inc. and subsidiaries (the "Company") as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bravo Brio Restaurant Group, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Columbus, Ohio
March 3, 2014

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 29, 2013 AND DECEMBER 30, 2012
(Dollars in thousands)

	December 29, 2013	December 30, 2012
Assets
Current assets
Cash and cash equivalents	$7,640	$13,717
Accounts receivable	8,181	7,728
Tenant improvement allowance receivable	1,386	1,638
Inventories	2,941	3,023
Deferred income taxes	2,625	2,304
Prepaid expenses and other current assets	5,434	2,547
Total current assets	28,207	30,957
Property and equipment, net	169,127	175,969
Deferred income taxes, net	53,381	52,068
Other assets, net	4,137	4,344
Total assets	$254,852	$263,338

Liabilities and Shareholders’ Equity
Current liabilities
Trade and construction payables	$8,781	$10,695
Accrued expenses	23,651	24,724
Current portion of long-term debt	2,082	2,704
Deferred lease incentives	7,021	6,430
Deferred gift card revenue	12,876	12,210
Total current liabilities	54,411	56,763
Deferred lease incentives	60,539	64,761
Long-term debt	13,611	20,382
Other long-term liabilities	22,515	21,149

Commitments and contingencies (Note 12)

Shareholders’ equity
Common shares, no par value per share— authorized 100,000,000 shares; 19,991,927 shares issued at December 29, 2013; and 19,820,428 shares issued at December 30, 2012	197,913	195,512
Preferred shares, no par value per share— authorized 5,000,000; and 0 shares issued and outstanding at December 29, 2013 and December 30, 2012	—	—
Treasury shares, 633,273 shares at December 29, 2013; and 224,172 shares at December 30, 2012	(9,378)	(2,927)
Retained deficit	(84,759)	(92,302)
Total shareholders’ equity	103,776	100,283
Total liabilities and shareholders’ equity	$254,852	$263,338
See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND
DECEMBER 25, 2011
(Dollars and shares in thousands, except per share data)

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Revenues	$411,091	$409,065	$369,245
Costs and expenses
Cost of sales	105,628	106,716	98,175
Labor	143,097	139,917	124,352
Operating	64,970	62,016	56,578
Occupancy	28,506	26,088	23,424
General and administrative expenses	22,697	23,684	21,234
Restaurant pre-opening costs	3,560	4,492	4,803
Asset impairment charges	14,196	4,060	2,229
Depreciation and amortization	20,019	18,939	16,983
Total costs and expenses	402,673	385,912	347,778
Income from operations	8,418	23,153	21,467
Interest expense, net	1,143	1,353	1,711
Income before income taxes	7,275	21,800	19,756
Income tax (benefit) expense	(268)	5,652	(56,688)
Net income	$7,543	$16,148	$76,444

Net income per share — basic	$0.39	$0.82	$3.96
Net income per share — diluted	$0.37	$0.78	$3.72

Weighted average shares outstanding — basic	19,542	19,584	19,322
Weighted average shares outstanding — diluted	20,432	20,612	20,550
See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND
DECEMBER 25, 2011
(Dollars in thousands)

	Common Shares		Preferred Shares			Treasury Shares
	Shares	Amount	Shares	Amount	Retained Deficit	Shares	Amount	Shareholders’ Equity
Balance — December 26, 2010	19,250,500	$191,297	—	$—	$(184,894)	—	$—	$6,403

Net income	—	—	—	—	76,444	—	—	76,444
Share-based compensation costs	—	1,731	—	—	—	—	—	1,731
Proceeds from the exercise of stock options	153,378	213	—	—	—	—	—	213
Issuance of shares of restricted stock	107,519	—	—	—	—	—	—	—
Shares withheld from restricted stock vesting for minimum tax withholdings	(34,838)	(641)	—	—	—	—	—	(641)
Excess tax benefit from share based payments	—	434	—	—	—	—	—	434
Balance — December 25, 2011	19,476,559	$193,034	—	$—	$(108,450)	—	$—	$84,584

Net income	—	—	—	—	16,148	—	—	16,148
Share-based compensation costs	—	2,355	—	—	—	—	—	2,355
Purchase of treasury shares	—	—	—	—	—	(224,172)	(2,927)	(2,927)
Proceeds from the exercise of stock options	268,633	383	—	—	—	—	—	383
Issuance of shares of restricted stock	102,719	—	—	—	—	—	—	—
Shares withheld from restricted stock vesting for minimum tax withholdings	(27,483)	(347)	—	—	—	—	—	(347)
Excess tax benefit from share based payments	—	87	—	—	—	—	—	87
Balance — December 30, 2012	19,820,428	$195,512	—	$—	$(92,302)	(224,172)	$(2,927)	$100,283

Net income	—	—	—	—	7,543	—	—	7,543
Share-based compensation costs	—	2,884	—	—	—	—	—	2,884
Purchase of treasury shares	—	—	—	—	—	(409,101)	(6,451)	(6,451)
Proceeds from the exercise of stock options	76,775	111	—	—	—	—	—	111
Issuance of shares of restricted stock	129,056	—	—	—	—	—	—	—
Shares withheld from restricted stock vesting for minimum tax withholdings	(34,332)	(510)	—	—	—	—	—	(510)
Excess tax deficiency from share based payments	—	(84)	—	—	—	—	—	(84)
Balance — December 29, 2013	19,991,927	$197,913	—	$—	$(84,759)	(633,273)	$(9,378)	$103,776

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND
DECEMBER 25, 2011
(Dollars in thousands)

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Cash flow provided by operating activities:
Net income	$7,543	$16,148	$76,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (excluding deferred lease incentives)	20,417	19,291	17,350
Loss on disposals of property and equipment	1,445	426	562
Impairment of assets	14,196	4,060	2,229
Amortization of deferred lease incentives	(10,380)	(6,116)	(5,700)
Stock compensation costs	2,884	2,355	1,731
Deferred income taxes	(1,634)	3,767	(58,139)
Changes in certain assets and liabilities:
Accounts and tenant improvement receivables	(201)	(1,744)	(2,236)
Inventories	82	(256)	(352)
Prepaid expenses and other current assets	(2,887)	(180)	(138)
Trade and construction payables	(857)	(2,109)	3,378
Deferred lease incentives	6,749	9,103	14,331
Deferred gift card revenue	666	1,347	1,138
Other accrued liabilities	(1,220)	4,541	(967)
Other — net	932	1,667	1,967
Net cash provided by operating activities	37,735	52,300	51,598
Cash flow used in investing activities:
Purchase of property and equipment	(29,779)	(36,387)	(35,542)
Proceeds from sale of property and equipment	147	—	—
Net cash used in investing activities	(29,632)	(36,387)	(35,542)
Cash flow used in financing activities:
Payments on long-term debt	(7,393)	(9,485)	(8,429)
Proceeds from the exercise of stock options	111	383	213
Excess tax benefit from share based payments	63	87	434
Shares withheld from restricted stock vesting for minimum tax withholdings	(510)	(347)	(641)
Repurchase of treasury shares	(6,451)	(2,927)	—
Net cash used in financing activities	(14,180)	(12,289)	(8,423)
Net (decrease)/increase in cash equivalents:	(6,077)	3,624	7,633
Cash and equivalents — beginning of year	13,717	10,093	2,460
Cash and equivalents — end of year	$7,640	$13,717	$10,093

Supplemental disclosures of cash flow information:
Interest paid	$769	$1,024	$1,398
Income taxes paid, net	$1,587	$1,615	$1,240
Property additions financed by trade and construction payables	$668	$1,725	$1,979
See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business — As of December 29, 2013, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 108 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 108 restaurants the Company operates, there are 47 Bravo! Cucina Italiana® restaurants, 60 Brio Tuscan Grille™ restaurants, and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee.
Fiscal Year End — The Company utilizes a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal year ended December 29, 2013 is a 52 week year while the fiscal year ended December 30, 2012 is a 53 week year and fiscal year ended December 25, 2011 is a 52 week year.
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
Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Equipment consists primarily of restaurant equipment, furniture, fixtures and small wares. Depreciation is calculated using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including option periods which are reasonably assured of renewal, or the estimated useful life of the asset. The useful life of property and equipment involves judgment by management, which may produce materially different amounts of depreciation expense than if different assumptions were used. Property and equipment costs may fluctuate based on the number of new restaurants under development or opened, as well as any additional capital projects that are completed in a given period. The Company incurred depreciation expense of $20.0 million, $18.9 million and $16.9 million for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively.
Leases — The Company currently leases all but four of its owned restaurant locations. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of the Company’s leases are classified as operating leases. The Company records the lease payments for its operating leases on a straight-line basis over the lease term, including option periods which in the judgment of management are reasonably assured of renewal. The lease term commences on the date that the lessee obtains control of the property, which is normally when the property is ready for tenant improvements. Contingent rent expense is recognized as incurred and is usually based on either a percentage of restaurant sales or a percentage of restaurant sales in excess of a defined amount. The Company’s lease costs will change based on the lease terms of its lease renewals as well as leases that the Company enters into with respect to its new restaurants.
Leasehold improvements financed by the landlord through tenant improvement allowances are capitalized as leasehold improvements with the tenant improvement allowances recorded as deferred lease incentives. Deferred lease incentives are amortized on a straight-line basis over the lease term, including option periods which in the judgment of management are reasonably assured of renewal (same lease term that is used for related leasehold improvements) and are recorded as a reduction of occupancy expense. As part of the initial lease terms, the Company negotiates with its landlords to secure these tenant improvement allowances.
Other Assets — Other assets include liquor licenses, trademarks, and loan costs and are stated at cost, less amortization, if any. The trademarks are used in the advertising and marketing of the restaurants and are widely recognized and accepted by consumers.
Impairment of Long-Lived Assets —The Company reviews long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows, and other relevant factors and circumstances. As part of the review we also take into account that our business is sensitive to seasonal fluctuations, such as the holiday season at the end of the fourth quarter, which significantly impacts our short and long term projections for each location. The Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans and we regularly review any restaurants that are cash flow negative for the previous four quarters to determine if impairment testing is necessary.  Based on this analysis, if the Company believes the carrying amount of the assets is not recoverable, an impairment charge is recognized based upon the amount by which the assets’ carrying value exceeds estimated fair value, which we estimate as the discounted future cash flows of the location.
As a result of the above mentioned review process, the Company recognized an asset impairment charge of approximately $14.2 million related to five restaurants in fiscal 2013, an impairment charge of $4.1 million related to two restaurants in fiscal 2012 and an impairment charge of $2.2 million related to one restaurant in fiscal 2011. The Company’s impairment charges have occurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy.
The Company’s impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. The estimates used in the impairment analysis represent a Level 3 fair value measurement. The Company continues to assess the performance of restaurants and monitors the need for future impairment. Changes in the economic environment, real estate markets, capital spending, and overall operating performance could impact these estimates and result in future impairment charges. There can be no assurance that future impairment tests will not result in additional charges to earnings.
Estimated Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, receivables, trade and construction payables, and accrued liabilities at December 29, 2013 and December 30, 2012, approximate their fair value due to the short-term maturities of these financial instruments. The carrying amount of the long-term debt under the revolving credit facility and variable rate notes and loan agreements approximate the fair values at December 29, 2013 and December 30, 2012 due to short term maturities of the underlying LIBOR agreements. This represents a Level 2 fair value measurement.
Revenue Recognition — Revenue from restaurant operations is recognized upon payment by the customer at the time of sale. Revenues are reflected net of sales tax and certain discounts and allowances.
The Company records a liability upon the sale of gift cards and recognizes revenue upon redemption by the customer. Revenue is recognized on unredeemed gift cards (breakage) based upon historical redemption patterns when the Company determines the likelihood of redemption of the gift card by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction. Breakage is reported within revenues in the consolidated statements of operations. For the fiscal years ended 2013, 2012 and 2011, the Company recorded gift card breakage of an immaterial amount.
In 2012, the Company launched its loyalty program for each brand and with the program, offers discounted products to its loyal guests. Rewards that are not redeemed expire after 14 to 60 days. In 2013, due to the nature of the offers of the loyalty program, the discounts were recorded as incurred.
Advertising — The Company expenses the cost of advertising (including production costs) the first time the advertising takes place. Advertising expense was $4.2 million, $4.1 million, and $3.1 million for fiscal years ended 2013, 2012 and 2011, respectively.
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
Income Taxes — Income tax provisions are comprised of federal and state taxes currently due, plus deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not realized in future periods. Future taxable income, adjustments in temporary differences, available carry forward periods and changes in tax laws could affect these estimates.
The Company recognizes a tax position in the financial statements when it is more likely than not that the position will be sustained upon examination by tax authorities that have full knowledge of all relevant information.
In 2011, the Company reduced the valuation allowance for federal and state taxes previously provided against its net deferred tax assets by $62.8 million as the Company deemed it more likely than not the existing net deferred tax assets and tax credits would be realized (See Note 11).
Stock-Based Compensation — The Company maintains equity compensation incentive plans that provide for the grant of nonqualified stock options and restricted stock. Options are granted with exercise prices equal to the fair value of the Company’s common shares at the date of grant. Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. The cost of employee service, net of the estimated forfeiture rate, is recognized as a compensation expense over the period that an employee provides service in exchange for the award, also known as the vesting period. The Company reviews the forfeiture rate as necessary to determine if a change in estimate is necessary. Currently, the Company grants shares of restricted stock to its employees. The related compensation cost is being recorded over the four year vesting period of each restricted stock grant (See Note 10).
Segment Reporting — The Company operates upscale affordable Italian dining restaurants under two brands, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reportable segment.
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
The computations of basic and diluted earnings per common share for 2013, 2012 and 2011 are as follows:
(in thousands, except per share data)

	Fiscal Years
	2013	2012	2011
Net income attributed to common shareholders	$7,543	$16,148	$76,444
Weighted average common shares outstanding	19,542	19,584	19,322
Effect of dilutive securities:
Stock options	831	979	1,141
Restricted stock	59	49	87
Weighted average common and potentially issuable common shares outstanding — diluted	20,432	20,612	20,550
Basic net income per common share	$0.39	$0.82	$3.96
Diluted net income per common share	$0.37	$0.78	$3.72

All 915,417 stock options and 343,107 unvested shares of restricted stock at December 29, 2013 were included in the diluted share count for 2013. All 992,192 stock options and 345,312 unvested shares of restricted stock at December 30, 2012 were included in the diluted share count for 2012. All 1,260,825 stock options and 318,531 unvested shares of restricted stock at December 25, 2011 were included in the diluted share count for 2011.
3.   PROPERTY AND EQUIPMENT
The major classes of property and equipment at December 29, 2013 and December 30, 2012 are summarized as follows (in thousands):

	2013	2012
Land and buildings	$7,368	$7,009
Leasehold improvements	182,775	174,449
Equipment and fixtures	102,739	99,514
Construction in progress	2,834	7,065
Deposits on equipment orders	17	661
Total	295,733	288,698
Less accumulated depreciation and amortization	(126,606)	(112,729)
Property and equipment, net	$169,127	$175,969
4.   OTHER ASSETS
The major classes of other assets at December 29, 2013 and December 30, 2012 are summarized as follows (in thousands):

	2013	2012
Loan origination fees	$1,876	$1,876
Liquor licenses	3,291	2,928
Trademarks	190	190
Deposits	196	361
Other assets — at cost	5,553	5,355
Less accumulated amortization	(1,416)	(1,011)
Other assets — net	$4,137	$4,344
5.   LONG-TERM DEBT
Long-term debt at December 29, 2013 and December 30, 2012 consisted of the following (in thousands):

	2013	2012
Term loan	$15,693	$23,086
Less current maturities	2,082	2,704
Long-term debt	$13,611	$20,382
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
Under the credit agreement, the Company is allowed to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the senior credit facilities bear interest at the Company’s option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.75% to 3.25%. In addition to paying any outstanding principal amount under the Company’s senior credit facilities, the Company is required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. Borrowings under the Company’s senior credit facilities are collateralized by a first priority interest in substantially all assets of the Company.
On October 9, 2012, the Company entered into an amendment to its credit agreement. The amendment eliminated dollar restrictions in paying dividends, distributions to shareholders, or repurchasing its common shares subject to a defined leverage ratio.
The credit agreement provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of December 29, 2013, the maximum exposure under these standby letters of credit was $2.4 million.
The weighted average interest rate on Company borrowings at December 29, 2013 was 2.99% as compared to 3.03% at December 30, 2012.
Future maturities of debt as of December 29, 2013 were as follows (in thousands):

2014	$2,082
2015	13,611
Total	$15,693
Pursuant to the credit agreement relating to the Company’s senior credit facilities, the Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants.
6.   ACCRUED EXPENSES
The major classes of accrued expenses at December 29, 2013 and December 30, 2012 are summarized as follows (in thousands):

	2013	2012
Compensation and related benefits	$9,514	$10,182
Accrued self-insurance claims liability	6,742	5,936
Other taxes payable	3,881	4,992
Other accrued liabilities	3,514	3,614
Total accrued expenses	$23,651	$24,724
7.   OTHER LONG-TERM LIABILITIES
Other long-term liabilities at December 29, 2013 and December 30, 2012 consisted of the following (in thousands):

	2013	2012
Deferred rent	$20,562	$19,762
Other long-term liabilities	1,953	1,387
Total other long-term liabilities	$22,515	$21,149
8.   LEASES
The Company leases certain land and buildings used in its restaurant operations under various long-term operating lease agreements. The initial lease terms range from 10 to 20 years and currently expire between 2014 and 2029. The leases include renewal options for 2 to 20 additional years. The majority of leases provide for base (fixed) rent, plus additional rent based on gross sales, as defined in each lease agreement, in excess of a stipulated amount, multiplied by a stated percentage. The

Company is also generally obligated to pay certain real estate taxes, insurance, common area maintenance (CAM) charges, and various other expenses related to the properties.
At December 29, 2013, the future minimum rental commitments under noncancellable operating leases, including option periods which are reasonably assured of renewal, were as follows (in thousands):

2014	$26,267
2015	26,050
2016	26,341
2017	26,733
2018	26,650
Thereafter	158,531
Total	$290,572
The above future minimum rental amounts exclude renewal options, which are not reasonably assured of renewal and additional rent based on sales. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis for operating leases.
Rent expense, excluding real estate taxes, CAM charges, insurance and other expenses related to operating leases and partially offset by the amortization of deferred lease incentives, in 2013, 2012 and 2011, consisted of the following (in thousands):

	2013	2012	2011
Minimum rent	$18,930	$17,452	$14,540
Contingent rent	804	1,082	804
Total	$19,734	$18,534	$15,344
9.   EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) covering all eligible full-time employees. The 401(k) Plan provides for employee salary deferral contributions up to a maximum of 15% of the participants’ eligible compensation, as well as discretionary Company matching contributions. Discretionary Company contributions relating to the 401(k) Plan for the years ended 2013, 2012, and 2011, were $258,000, $254,000 and $245,000, respectively.

10.   STOCK BASED COMPENSATION
The Company adopted the Bravo Development, Inc. Option Plan (the “2006 Plan”) in order to provide an incentive to employees selected by the Board of Directors for participation. On October 6, 2010, our Board of Directors approved and, on October 18, 2010, our shareholders approved the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan became effective on October 26, 2010 upon the completion of our IPO. In connection with the adoption of the Stock Incentive Plan, the Board of Directors terminated the 2006 Plan and no further awards will be granted under the 2006 Plan after such date. However, the termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern outstanding awards granted under the 2006 Plan.
2006 Plan
Stock option activity under the 2006 Plan for 2013, 2012 and 2011 consisted of the following:

	2013	2012	2011
Outstanding — beginning of year	992,192	1,260,825	1,414,203
Weighted-average exercise price	$1.45	$1.44	$1.44
Granted	—	—	—
Weighted-average exercise price	$—	$—	$—
Exercised	(76,775)	(268,633)	(153,378)
Weighted-average exercise price	$1.45	$1.43	$1.39
Forfeited	—	—	—
Weighted-average exercise price	$—	$—	$—
Outstanding — end of year	915,417	992,192	1,260,825
Weighted-average exercise price	$1.45	$1.45	$1.44
Exercisable — end of year	915,417	992,192	1,260,825
The weighted-average remaining contractual term of options outstanding at December 29, 2013 was 2.9 years and all options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal year and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal year end date. The aggregate intrinsic value for outstanding and exercisable options at December 29, 2013 was $14.0 million.
Stock Incentive Plan
Restricted stock activity for fiscal 2013, 2012 and 2011 consisted of the following:

	2013	2012	2011
Outstanding — beginning of year	345,312	318,531	449,300
Weighted-average grant price	$18.19	$16.99	$16.90
Granted	152,400	157,000	5,000
Weighted-average grant price	$14.84	$19.76	$22.41
Vested	(129,056)	(102,719)	(107,519)
Weighted-average grant price	$17.78	$16.97	$16.90
Forfeited	(25,549)	(27,500)	(28,250)
Weighted-average grant price	$17.08	$17.78	$16.90
Outstanding — end of year	343,107	345,312	318,531
Weighted-average exercise price	$16.94	$18.19	$16.99
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. In 2013, the Company recorded approximately $2.9 million in stock compensation expense related to the shares of restricted stock. As of December 29, 2013, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $4.7 million, which is expected to be recognized over a weighted average period of approximately 2.3 years taking into account potential forfeitures. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. In conjunction with the shares vested in 2013, 34,332 shares were withheld to cover the minimum tax withholdings of the shareholders and were not issued. These shares were withheld at an average price of $14.86 per share, which was the average of the high and low price of the Company’s shares on the date immediately preceding each vesting date when shares were withheld.
11.   INCOME TAXES
The provision for income taxes for 2013, 2012 and 2011 consisted of the following (in thousands):

	2013	2012	2011
Current income tax expense:
Federal	$683	$1,108	$699
State and local	683	777	752
Total current income tax expense	1,366	1,885	1,451
Deferred income tax (benefit) expense:
Federal	(1,714)	3,188	(54,028)
State and local	80	579	(4,111)
Total deferred income tax (benefit) expense	(1,634)	3,767	(58,139)
Total income tax (benefit) expense	$(268)	$5,652	$(56,688)
Deferred income taxes as of December 29, 2013 and December 30, 2012 consisted of the following (in thousands):

	2013	2012
Deferred tax assets:
Goodwill for tax reporting purposes	$24,789	$27,990
Stock compensation	4,976	5,102
Self-insurance reserves	2,592	2,423
Depreciation and amortization	11,957	5,967
FICA tip credit carryforward	20,007	17,496
Other	724	718
Total gross deferred tax assets	65,045	59,696
Deferred tax liabilities:
Prepaid assets	(572)	(554)
Deferred rent	(8,467)	(4,770)
Total gross deferred tax liabilities	(9,039)	(5,324)
Net deferred tax asset	$56,006	$54,372
Goodwill for tax reporting purposes is amortized over 15 years. At December 29, 2013, the Company had net operating loss carryforwards for state income tax purposes of $0.2 million and no federal net operating loss carryforwards. The Company also has general business credit carryforwards mainly consisting of Federal Insurance Contributions Act (FICA) tip credit carryforwards of $20.0 million, which will expire at various dates from 2028 through 2033.
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
As of December 29, 2013 and December 30, 2012, the Company no longer carries a valuation allowance against net deferred tax assets. The Company’s conclusion that it is more likely than not that such deferred tax assets will be realized is strongly influenced by its forecast of future taxable income. The Company believes its forecast of future taxable income is reasonable; however, forecasts of future taxable income are inherently uncertain. Therefore, if the Company realizes materially less future taxable income than forecasted or has material unforeseen losses, then its ability to generate sufficient income necessary to realize its existing deferred tax assets may be reduced. In addition, the Company will continue to assess the assumptions used to determine the amount of the tax valuation allowance and may adjust the tax valuation allowance in future periods based on changes in assumptions of forecasted future taxable income and other factors, which may result in an additional charge to increase the valuation allowance.
The income tax benefit recorded for the respective periods presented differs from the expected income tax expense or benefit that would be calculated by applying the statutory rate to the Company’s income before income taxes primarily due to the reduction in the valuation allowance for deferred tax assets, the utilization of net operating losses and outstanding tax credits.
The effective income tax expense differs from the federal statutory tax expense for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, as follows (in thousands):

	2013	2012	2011
Provision at statutory rate	$2,546	$7,631	$6,914
FICA tip credit	(4,702)	(4,318)	(3,773)
State income taxes — net of federal benefit	332	928	1,584
Other — net	1,556	1,411	1,355
Deferred tax asset valuation allowance	—	—	(62,768)
Total income tax (benefit) expense	$(268)	$5,652	$(56,688)
The Company recognizes a position taken or expected to be taken on a tax return in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition, or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the interim period in which the change occurs. As of December 29, 2013 and December 30, 2012, the Company had no uncertain income tax positions.
The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is currently open to audit, subject to the statute of limitations, by the Internal Revenue Service for the years ended December 26, 2010 through December 29, 2013. The Company is currently open to audit, subject to the statute of limitations, under certain states for the years ended December 27, 2009 through December 29, 2013. In 2012, the Company was audited by the Internal Revenue Service for the fiscal year ended December 26, 2010. This audit is still open; however, the Company does not believe that there are any issues that would create a material impact to its consolidated financial statements.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision; however, the Company currently has no penalties or interest related to income taxes.
On September 13, 2013, the U.S Department of the Treasury and the IRS issued final regulations addressing the acquisition, production and improvement of tangible property, and also proposed regulations addressing the disposition of property. These regulations replace previously issued temporary regulations and are effective for tax years beginning January 1, 2014, with optional adoption permitted in 2013. The Company is in the process of analyzing the impact of these new regulations but does not believe they will have a material impact on the Company's consolidated financial statements.
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

13.   INTERIM FINANCIAL RESULTS (UNAUDITED)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2013 and fiscal 2012 (in thousands, except per share data):

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$103,063	$105,622	$96,290	$106,116	$411,091
Income from operations (1)	5,133	6,574	3,122	(6,411)	8,418
Net income (loss)	3,419	4,542	2,249	(2,667)	7,543
Basic net income per share (2)	$0.17	$0.23	$0.12	$(0.14)	$0.39
Diluted net income per share (2)	$0.17	$0.22	$0.11	$(0.14)	$0.37
Basic weighted average shares outstanding	19,606	19,591	19,525	19,445	19,542
Diluted weighted average shares outstanding (3)	20,476	20,489	20,439	19,445	20,432
	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$98,377	$102,807	$95,921	$111,960	$409,065
Income from operations (1)	5,724	7,404	4,198	5,827	23,153
Net income	3,759	5,120	2,827	4,442	16,148
Basic net income per share	$0.19	$0.26	$0.14	$0.23	$0.82
Diluted net income per share (2)	$0.18	$0.25	$0.14	$0.22	$0.78
Basic weighted average shares outstanding	19,501	19,555	19,618	19,656	19,584
Diluted weighted average shares outstanding	20,582	20,618	20,649	20,601	20,612
_________________________

(1)
Contains asset impairment charges that decreased income by $14.2 million related to five restaurants in the fourth quarter of 2013 and impairment charges that decreased income by $4.1 million related to two restaurants in the fourth quarter of 2012.

(2)	Sum of the quarterly amounts do not equal the total year amount due to rounding.

(3)
Due to the net loss in the fourth quarter of 2013, all stock options and unvested shares of restricted stock were considered anti-dilutive and not included in that quarter's diluted weighted average shares outstanding.

In management’s opinion, the unaudited quarterly financial information shown above has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and the accompanying notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

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

4.3
First amendment to the Credit Agreement, dated as of October 9, 2012, by and among Bravo Brio Restaurant Group, Inc., as borrower, the domestic subsidiaries of the borrower, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, KeyBank National Association and Regions Financial Corporation, as co-documentation agents, and Wells Fargo Securities, LLC and Banc of America Securities LLC, as co-lead arrangers and joint book managers ((incorporated by reference from Exhibit 4.3 to the Company’s 2012 Form 10K filed with the Securities and Exchange Commission on March 5, 2013).

10.1+	Employment Agreement, effective February 25, 2014, by and between Bravo Brio Restaurant Group, Inc. and Saed Mohseni.
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

10.11*	Bravo Brio Restaurant Group, Inc. Foodservice Distribution Agreement, dated as of February 25, 2014, by and between Bravo Brio Restaurant Group, Inc. and Distribution Market Advantage, Inc.

Description
10.12
Form of Indemnification Agreement for certain officers and directors (incorporated by reference from Exhibit 10.12 to the Company’s 2012 Form 10K filed with the Securities and Exchange Commission on March 5, 2013).

10.13+
Employment Agreement, dated as of August 1, 2013, by and between Bravo Brio Restaurant Group, Inc. and Brian T. O'Malley (incorporated by reference from Exhibit 10.1 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2013).

11	Computation of Per Share Earnings (included in the notes to the Notes to Consolidated Financial Statements contained in this Annual Report).
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Bravo Brio Restaurant Group, Inc.
23.1	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney (included on the signature page).
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________

+	Indicates management contract or compensatory plan or arrangement.
*	Certain information in this exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested from the SEC with respect to the omitted portions.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 3, 2014

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

	Signature	Title	Date

By:	/s/ Saed Mohseni Saed Mohseni	President, Chief Executive Officer and Director (principal executive officer)	March 3, 2014

By:	/s/ James J. O’Connor James J. O’Connor	Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	March 3, 2014

By:	/s/ Thomas J. Baldwin Thomas J. Baldwin	Director	March 3, 2014

By:	/s/ Alton F. Doody III Alton F. Doody III	Director	March 3, 2014

By:	/s/ James S. Gulmi James S. Gulmi	Director	March 3, 2014

By:	/s/ David B. Pittaway David B. Pittaway	Director	March 3, 2014

By:	/s/ Harold O. Rosser, II Harold O. Rosser, II	Director	March 3, 2014

By:	/s/ Fortunato N. Valenti Fortunato N. Valenti	Director	March 3, 2014