Form 10-Q
period 2014-03-30
Bravo Brio Restaurant Group, Inc.
filed 2014-04-30
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒
As of April 30, 2014, the latest practicable date, 19,158,971 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 30, 2014 AND DECEMBER 29, 2013
(Dollars in thousands)

	March 30, 2014	December 29, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,730	$7,640
Accounts receivable	6,281	8,181
Tenant improvement allowance receivable	348	1,386
Inventories	2,689	2,941
Deferred income taxes, net	2,811	2,625
Prepaid expenses and other current assets	5,006	5,434
Total current assets	20,865	28,207
Property and equipment — net	168,010	169,127
Deferred income taxes — net	52,627	53,381
Other assets — net	4,037	4,137
Total assets	$245,539	$254,852
Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$9,750	$8,781
Accrued expenses	22,569	23,651
Current portion of long-term debt	3,296	2,082
Deferred lease incentives	7,600	7,021
Deferred gift card revenue	9,977	12,876
Total current liabilities	53,192	54,411
Deferred lease incentives	58,985	60,539
Long-term debt	7,877	13,611
Other long-term liabilities	22,539	22,515
Commitments and contingencies (Note 6)
Stockholders’ equity
Common shares, no par value per share— authorized 100,000,000 shares; 20,051,403 shares issued at March 30, 2014 and 19,991,927 shares issued at December 29, 2013	198,211	197,913
Preferred shares, no par value per share— authorized 5,000,000 shares; issued and outstanding, 0 shares at March 30, 2014 and December 29, 2013	—	—
Treasury shares, 894,432 shares at March 30, 2014; and 633,273 shares at December 29, 2013	(13,383)	(9,378)
Retained deficit	(81,882)	(84,759)
Total stockholders’ equity	102,946	103,776
Total liabilities and stockholders’ equity	$245,539	$254,852
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2014 AND MARCH 31, 2013 (UNAUDITED)
(in thousands except per share data)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Revenues	$102,648	$103,063
Costs and expenses
Cost of sales	26,510	26,964
Labor	36,564	36,582
Operating	16,813	16,120
Occupancy	7,414	6,835
General and administrative expenses	5,738	5,859
Restaurant preopening costs	348	701
Depreciation and amortization	5,010	4,869
Total costs and expenses	98,397	97,930
Income from operations	4,251	5,133
Interest expense, net	256	317
Income before income taxes	3,995	4,816
Income tax expense	1,118	1,397
Net income	$2,877	$3,419
Net income per basic share	0.15	0.17
Net income per diluted share	0.14	0.17
Weighted average shares outstanding-basic	19,314	19,606
Weighted average shares outstanding-diluted	20,165	20,476
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2014 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Stockholders’
	Shares	Amount	Deficit	Shares	Amount	Equity
Balance — December 29, 2013	19,991,927	$197,913	$(84,759)	(633,273)	$(9,378)	$103,776
Net income	—	—	2,877	—	—	2,877
Share-based compensation costs	—	610	—	—	—	610
Proceeds from the exercise of stock options	10,000	15	—	—	—	15
Issuance of shares of restricted stock	68,001	—	—	—	—	—
Excess tax deficiency from share based payments, net	—	(41)	—	—	—	(41)
Shares withheld from restricted stock vesting for minimum tax withholdings	(18,525)	(286)	—	—	—	(286)
Purchase of treasury shares	—	—	—	(261,159)	(4,005)	(4,005)
Balance — March 30, 2014	20,051,403	$198,211	$(81,882)	(894,432)	$(13,383)	$102,946
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2014 AND MARCH 31, 2013
(UNAUDITED)
(Dollars in thousands)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$2,877	$3,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,104	4,962
Loss on disposals of property and equipment	75	97
Amortization of deferred lease incentives	(1,726)	(4,742)
Share-based compensation costs	610	659
Deferred income taxes	568	1,313
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	2,939	1,659
Inventories	252	214
Prepaid expenses and other current assets	428	(2,202)
Trade and construction payables	95	(194)
Deferred lease incentives	751	1,368
Deferred gift card revenue	(2,899)	(2,983)
Other accrued expenses	(1,128)	(4,791)
Other — net	23	(126)
Net cash provided by/(used in) operating activities	7,969	(1,347)
Cash flows from investing activities:
Purchase of property and equipment	(3,089)	(4,855)
Net cash used in investing activities	(3,089)	(4,855)
Cash flows from financing activities:
Payments on long-term debt	(4,520)	(1,352)
Proceeds from the exercise of stock options	15	28
Excess tax benefit related to share based payments	6	7
Shares withheld from restricted stock vesting for minimum tax withholdings	(286)	(145)
Repurchase of treasury shares	(4,005)	(1,025)
Net cash used in financing activities	(8,790)	(2,487)
Net decrease in cash and cash equivalents	(3,910)	(8,689)
Cash and cash equivalents — beginning of period	7,640	13,717
Cash and cash equivalents — end of period	$3,730	$5,028
Supplemental disclosures of cash flow information:
Interest paid	154	327
Income taxes paid	355	517
Property financed by trade and construction payables	1,542	1,130
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION
Description of Business — As of March 30, 2014, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 107 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 107 restaurants the Company operates, there are 46 Bravo! Cucina Italiana® restaurants, 60 Brio Tuscan Grille™ restaurants and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the thirteen weeks ended March 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2014.
Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited consolidated financial statements and related condensed notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013 filed with the SEC on March 3, 2014 (the “2013 Annual Report on Form 10-K”).

2.	NET INCOME PER SHARE
Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares.
(in thousands, except per share data)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Net income	$2,877	$3,419
Weighted average common shares outstanding	19,314	19,606
Effect of dilutive securities:
Stock options	804	869
Restricted stock	47	1
Weighted average common and potentially issuable common shares outstanding—diluted	20,165	20,476
Basic net income per common share	$0.15	$0.17
Diluted net income per common share	$0.14	$0.17

Shares of common stock equivalents of $0.3 million were excluded from the diluted calculation due to their anti-dilutive effect for the thirteen weeks ended March 30, 2014.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements – (Continued)

3.	LONG-TERM DEBT
Long-term debt at March 30, 2014 and December 29, 2013 consisted of the following (in thousands):

	March 30, 2014	December 29, 2013
Total term loan	$11,173	$15,693
Less current maturities	3,296	2,082
Long-term debt	$7,877	$13,611
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
The credit agreement provides for a bank guarantee under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of March 30, 2014, the maximum exposure under these standby letters of credit was $2.4 million.

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

2006 Plan
Stock option activity for the thirteen weeks ended March 30, 2014 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 29, 2013	915,417	$1.45
Exercised	(10,000)	$1.45
Granted	—	$—
Forfeited	—	$—
Outstanding at March 30, 2014	905,417	$1.45
Exercisable at March 30, 2014	905,417	$1.45

At March 30, 2014, the weighted-average remaining contractual term of options outstanding was approximately 2.7 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at March 30, 2014 was $11.4 million.
Stock Incentive Plan
Restricted stock activity for the thirteen weeks ended March 30, 2014 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 29, 2013	343,107	$16.94
Granted	136,000	$15.50
Vested	(68,001)	$17.23
Forfeited	(8,300)	$16.86
Outstanding at March 30, 2014	402,806	$16.41
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant.  In the first thirteen weeks of 2014, stock compensation costs related to shares of restricted stock were approximately $0.6 million. As of March 30, 2014, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $5.1 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 2.5 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 18,525 shares and 9,634 shares of stock towards the minimum statutory tax withholdings which the Company recorded as a reduction in common shares in an amount of approximately $0.3 million and $0.1 million, for the thirteen weeks ended March 30, 2014 and March 31, 2013, respectively.

5.	INCOME TAXES
The Company’s consolidated balance sheets at March 30, 2014 and December 29, 2013 include net deferred tax assets of $55.4 million and $56.0 million, respectively. The Company performs a periodic analysis to evaluate whether the deferred tax assets will be realized. Such analysis concluded that the Company will continue to be a going concern and that it is more likely than not that the deferred tax assets will be realized through the generation of future taxable income.
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
You should read this discussion together with our unaudited consolidated financial statements and accompanying condensed notes included herein. Unless indicated otherwise, any reference in this report to the “Company,” “we,” “us,” and “our” refer to Bravo Brio Restaurant Group, Inc. together with its subsidiaries.
This discussion contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under the heading “Risk Factors” in our 2013 Annual Report on Form 10-K.
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our 2013 Annual Report on Form 10-K and the unaudited consolidated financial statements and the related condensed notes thereto included herein.
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
Our business is highly sensitive to seasonal fluctuations as historically, the percentage of operating income earned during the fourth quarter has been higher due, in part, to higher restaurant sales during the year-end holiday shopping season.  Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by negative guest traffic, in each quarter of 2013 and the first quarter of 2014. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust to this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.

Results of Operations
Thirteen Weeks Ended March 30, 2014 Compared to the Thirteen Weeks Ended March 31, 2013
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirteen Weeks Ended
	March 30, 2014	% of Revenues	March 31, 2013	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$102,648	100.0%	$103,063	100%	$(415)	(0.4)%
Cost and expenses:
Cost of sales	26,510	25.8%	26,964	26.2%	(454)	(1.7)%
Labor	36,564	35.6%	36,582	35.5%	(18)	—%
Operating	16,813	16.4%	16,120	15.6%	693	4.3%
Occupancy	7,414	7.2%	6,835	6.6%	579	8.5%
General and administrative expenses	5,738	5.6%	5,859	5.7%	(121)	(2.1)%
Restaurant preopening costs	348	0.3%	701	0.7%	(353)	(50.4)%
Depreciation and amortization	5,010	4.9%	4,869	4.7%	141	2.9%
Total costs and expenses	98,397	95.9%	97,930	95.0%	467	0.5%
Income from operations	4,251	4.1%	5,133	5.0%	(882)	(17.2)%
Net interest expense	256	0.2%	317	0.3%	(61)	(19.2)%
Income before income taxes	3,995	3.9%	4,816	4.7%	(821)	(17.0)%
Income tax expense	1,118	1.1%	1,397	1.4%	(279)	(20.0)%
Net income	$2,877	2.8%	$3,419	3.3%	$(542)	(15.9)%

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues decreased $0.5 million, or 0.4%, to $102.6 million for the thirteen weeks ended March 30, 2014, as compared to $103.1 million for the thirteen weeks ended March 31, 2013. The decrease of $0.5 million was primarily due to a decrease in comparable restaurant revenues of 4.8% or $4.6 million, which was driven by a 7.7% decrease in guest counts. Partially offsetting the effect of the decrease in comparable guest counts was a net additional 49 operating weeks provided by eight company owned restaurants opened in 2013; less the operating weeks of three and one restaurant closures in 2013 and 2014, respectively; and an increase of 2.9% in comparable restaurant average check. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $3.1 million, or 7.6%, to $37.1 million for the thirteen weeks ended March 30, 2014 as compared to $40.2 million for the thirteen weeks ended March 31, 2013. Comparable revenues for the BRAVO! brand restaurants decreased 5.5%, or $2.1 million, to $35.8 million for the thirteen weeks ended March 30, 2014 as compared to $37.9 million for the thirteen weeks ended March 31, 2013. This decrease was due to a decrease in guest counts partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable revenue base decreased $1.0 million to $1.3 million for the thirteen weeks ended March 30, 2014 as compared to $2.3 million for the thirteen weeks ended March 31, 2013. The decrease of $1.0 million was primarily due to the closure of one restaurant during the thirteen weeks ended March 30, 2014. At March 30, 2014, there were 44 BRAVO! restaurants included in the comparable revenue base and two BRAVO! restaurants not included in the comparable revenue base.
For our BRIO brand, restaurant revenues increased $2.7 million, or 4.2%, to $65.5 million for the thirteen weeks ended March 30, 2014 as compared to $62.8 million for the thirteen weeks ended March 31, 2013. Comparable revenues for the BRIO brand restaurants decreased 4.4%, or $2.5 million, to $54.8 million for the thirteen weeks ended March 30, 2014 as compared to $57.3 million for the thirteen weeks ended March 31, 2013. This decrease was due to a decrease in guest counts as well as a slight decrease in average check. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $5.2 million to $10.7 million for the thirteen weeks ended March 30, 2014. At March 30, 2014, there were 49 BRIO restaurants included in the comparable revenue base and 11 BRIO restaurants not included in the comparable revenue base.

Cost of Sales. Cost of sales decreased approximately $0.5 million, or 1.7%, to $26.5 million for the thirteen weeks ended March 30, 2014, as compared to $27.0 million for the thirteen weeks ended March 31, 2013. As a percentage of revenues, cost of sales decreased to 25.8% for the thirteen weeks ended March 30, 2014, from 26.2% for the thirteen weeks ended March 31, 2013. The decrease in cost of sales, as a percentage of revenues, was due to a menu price increase, which was partially offset by higher commodity costs, principally seafood, in 2014 as compared to 2013. As a percentage of revenues, food costs decreased 0.2% to 21.2% and decreased in total dollars by $0.3 million. Beverage costs decreased 0.2% as a percentage of revenues to 4.6% and decreased in total dollars by $0.2 million. The decrease in these costs in total dollars was related to the decrease in comparable sales in 2014.
Labor Costs. Labor costs were flat at $36.6 million for the thirteen weeks ended March 30, 2014 as compared to the thirteen weeks ended March 31, 2013. As a percentage of revenues, labor costs increased to 35.6% for the thirteen weeks ended March 30, 2014, from 35.5% for the thirteen weeks ended March 31, 2013. While manager labor increased due to the opening of new restaurants in 2013, this increase was offset by efficiencies in hourly labor.
Operating Costs. Operating costs increased $0.7 million, or 4.3%, to $16.8 million for the thirteen weeks ended March 30, 2014, as compared to $16.1 million for the thirteen weeks ended March 31, 2013. This increase was primarily due to a net additional 49 operating weeks in 2014 as compared to 2013 resulting from the eight company owned restaurants opened in all of 2013, less the operating weeks of three and one restaurant closures in 2013 and 2014, respectively. As a percentage of revenues, operating costs increased to 16.4% for the thirteen weeks ended March 30, 2014, compared to 15.6% for the thirteen weeks ended March 31, 2013. The increase as a percentage of revenues was related to the decrease in comparable sales in 2014 as well as higher advertising costs and repair and maintenance costs in the first quarter of 2014 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs increased approximately $0.6 million, or 8.5%, to $7.4 million for the thirteen weeks ended March 30, 2014, as compared to $6.8 million for the thirteen weeks ended March 31, 2013. The increase was due to the eight company owned restaurants opened in all of 2013. As a percentage of revenues, occupancy costs increased to 7.2% for the thirteen weeks ended March 30, 2014 compared to 6.6% for the thirteen weeks ended March 31, 2013, primarily due to the deleveraging resulting from the decrease in comparable sales in the first quarter of 2014.
General and Administrative. General and administrative expenses decreased by $0.2 million, or 2.1%, to $5.7 million for the thirteen weeks ended March 30, 2014, as compared to $5.9 million for the thirteen weeks ended March 31, 2013. The decrease in general and administrative expenses was attributable to lower travel expenses as well as lower labor and fringe benefit costs. As a percentage of revenues, general and administrative expenses decreased to 5.6% for the thirteen weeks ended March 30, 2014 compared to 5.7% for the thirteen weeks ended March 31, 2013.
Restaurant Pre-opening Costs. Pre-opening costs decreased by approximately $0.4 million, to $0.3 million for the thirteen weeks ended March 30, 2014, as compared to $0.7 million for the thirteen weeks ended March 31, 2013. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended March 30, 2014, we had three restaurants under construction. During the thirteen weeks ended March 31, 2013, we opened two restaurants and had one additional restaurant under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.1 million, to $5.0 million for the thirteen weeks ended March 30, 2014 compared to $4.9 million for the thirteen weeks ended March 31, 2013. As a percentage of revenues, depreciation and amortization expenses increased to 4.9% for the thirteen weeks ended March 30, 2014 as compared to 4.7% for the thirteen weeks ended March 31, 2013. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable sales during the quarter, while the increase in dollars was due to the growth in the number of our restaurants.
Net Interest Expense. Net interest expense decreased to $0.3 million for the thirteen weeks ended March 30, 2014. This decrease was due to lower average outstanding debt during the thirteen weeks ended March 30, 2014 compared to the same period in the prior year.
Income Taxes. Income tax expense was $1.1 million, or 28.0% of income before income taxes, for the thirteen weeks ended March 30, 2014 as compared to $1.4 million, or 29.0% of income before income taxes, for the thirteen weeks ended March 31, 2013. The decrease in tax expense as a percentage of income before income taxes was due to increased general business credits.

Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of March 30, 2014, we had approximately $3.7 million in cash and cash equivalents and approximately $37.6 million of availability under our senior credit facilities (after giving effect to $2.4 million of outstanding letters of credit at March 30, 2014). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants, investment in our corporate infrastructure and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities over the next twelve months.
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
Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in our 2013 Annual Report on Form 10-K under the heading “Risk Factors.”

The following table presents a summary of our cash flows for the thirteen weeks ended March 30, 2014 and March 31, 2013 (dollars in thousands):

	Thirteen Weeks Ended,
	March 30, 2014	March 31, 2013
Net cash provided by/(used in) operating activities	$7,969	$(1,347)
Net cash used in investing activities	(3,089)	(4,855)
Net cash used in financing activities	(8,790)	(2,487)
Net decrease in cash and cash equivalents	(3,910)	(8,689)
Cash and cash equivalents at beginning of period	7,640	13,717
Cash and cash equivalents at end of period	$3,730	$5,028
Operating Activities. Net cash provided by operating activities was $8.0 million for the thirteen weeks ended March 30, 2014, compared to net cash used in operations of $1.3 million for the thirteen weeks ended March 31, 2013. The increase in net cash provided by operating activities in the first thirteen weeks of 2014 compared to the same period in 2013 was due to repayment of tenant allowances and the timing of rent payments. Furthermore, we remitted additional sales tax due to an extra week of sales in the fourth quarter of fiscal 2012 that were paid out in the first quarter of fiscal 2013. Cash receipts from operations for the first thirteen weeks of 2014 and 2013 were, including the net redemption of gift cards, $99.9 million and $100.0 million, respectively. Cash expenditures from operations during the first thirteen weeks of 2014 and 2013 were $93.8 million and $100.1 million, respectively.
Investing Activities. Net cash used in investing activities was $3.1 million for the thirteen weeks ended March 30, 2014, compared to $4.9 million for the thirteen weeks ended March 31, 2013. We invest cash to purchase property and equipment related to our restaurant expansion plans. The decrease in spending was related to the timing of spending related to our new restaurants as well as the number of restaurants that were opened and under construction during 2014 versus 2013. During the first thirteen weeks of 2014, we had three additional restaurants under construction. In the first thirteen weeks of 2013, we opened two restaurants and had one additional restaurant under construction.
Financing Activities. Net cash used in financing activities was $8.8 million for the thirteen weeks ended March 30, 2014, compared to net cash used in financing activities of $2.5 million for the thirteen weeks ended March 31, 2013. For the thirteen weeks ended March 30, 2014, $4.5 million was used to pay down our term debt and $4.0 million was used to repurchase Company shares as part of our stock buyback program. For the thirteen weeks ended March 31, 2013, $1.4 million was used to pay down our term debt and $1.0 million was used to repurchase Company shares as part of our stock buyback program.

As of March 30, 2014, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2014 to be in the range of approximately $21.0 million to $23.0 million, for a total of $22.0 million to $24.0 million for the year. This is primarily related to the opening of six additional restaurants in the last three quarters of 2014, the start of construction of restaurants to be opened in early 2015, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates expensing approximately $3.2 million to $3.7 million in pre-opening costs for the remainder of 2014 for a total of $3.5 million to $4.0 million for year.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $32.3 million at March 30, 2014, compared to a net working capital deficit of $26.2 million at December 29, 2013.
In connection with our initial public offering, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our credit agreement also requires us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At March 30, 2014, we were in compliance with our applicable financial covenants. Additionally, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business. On October 9, 2012, we entered into an amendment to our credit agreement. The amendment eliminated dollar restrictions in paying dividends, distributions to shareholders, or repurchasing of our common share subject to the defined leverage ratio.
Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of March 30, 2014, we had an outstanding principal balance of approximately $11.2 million on our term loan facility and no outstanding balance on our revolving credit facility.

Based on our forecasts, management believes that we will be able to maintain compliance with our applicable financial covenants for the next twelve months. Management believes that the cash provided by operating activities as well as available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs over the same period.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 30, 2014, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies from what was previously reported in our 2013 Annual Report on Form 10-K.
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
At March 30, 2014, we had $11.2 million in debt outstanding under our term loan facility. Each one-eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in an approximately $15,000 annual change in our interest expense.
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
There have been no material changes from our risk factors as previously reported in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases of common shares made during the quarter ended March 30, 2014 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Exchange Act.

Bravo Brio Restaurant Group Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/30/2013-1/26/2014	—	$—	—	$—	$17,873,867
1/27/2014-2/23/2014	—	$—	—	$—	$17,873,867
2/24/2014-3/30/2014	261,159	$15.34	261,159	$—	$13,868,981
Total for the Quarter	261,159	$15.34	261,159

(1)
Includes 261,159 Company shares repurchased during the periods noted above, at an average price of $15.34 per share, including commissions, as part of the Company’s 10b-18 plan that was approved by the Board of Directors on October 23, 2013. Pursuant to the plan, the Board of Directors has authorized the Company to make up to $20 million in share repurchases prior to the plan’s expiration on December 28, 2014.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

11	Computation of Per Share Earnings (included in the notes to the Condensed Notes to Unaudited Consolidated Financial Statements contained in this Report).

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 30, 2014

Bravo Brio Restaurant Group, Inc.

By:	/s/ Saed Mohseni
Saed Mohseni
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)