Form 10-Q
period 2014-06-29
Bravo Brio Restaurant Group, Inc.
filed 2014-08-01
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒
As of August 1, 2014, the latest practicable date, 19,017,402 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 29, 2014 AND DECEMBER 29, 2013
(Dollars in thousands)

	June 29, 2014	December 29, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,796	$7,640
Accounts receivable	5,647	8,181
Tenant improvement allowance receivable	50	1,386
Inventories	2,651	2,941
Deferred income taxes, net	3,155	2,625
Prepaid expenses and other current assets	2,009	5,434
Total current assets	19,308	28,207
Property and equipment — net	171,133	169,127
Deferred income taxes — net	51,286	53,381
Other assets — net	3,945	4,137
Total assets	$245,672	$254,852
Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$8,755	$8,781
Accrued expenses	24,674	23,651
Current portion of long-term debt	5,059	2,082
Deferred lease incentives	7,432	7,021
Deferred gift card revenue	9,207	12,876
Total current liabilities	55,127	54,411
Deferred lease incentives	57,165	60,539
Long-term debt	5,730	13,611
Other long-term liabilities	22,451	22,515
Commitments and contingencies (Note 6)
Stockholders’ equity
Common shares, no par value per share— authorized 100,000,000 shares; 20,071,335 shares issued at June 29, 2014 and 19,991,927 shares issued at December 29, 2013	198,908	197,913
Preferred shares, no par value per share— authorized 5,000,000 shares; issued and outstanding, 0 shares at June 29, 2014 and December 29, 2013	—	—
Treasury shares, 1,055,662 shares at June 29, 2014; and 633,273 shares at December 29, 2013	(15,799)	(9,378)
Retained deficit	(77,910)	(84,759)
Total stockholders’ equity	105,199	103,776
Total liabilities and stockholders’ equity	$245,672	$254,852
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 29, 2014 AND JUNE 30, 2013 (UNAUDITED)
(in thousands except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenues	$104,455	$105,622	$207,103	$208,685
Costs and expenses
Cost of sales	27,251	27,051	53,761	54,015
Labor	36,695	36,882	73,259	73,464
Operating	16,265	16,588	33,078	32,708
Occupancy	7,054	7,171	14,468	14,006
General and administrative expenses	5,910	5,836	11,648	11,695
Restaurant preopening costs	678	558	1,026	1,259
Depreciation and amortization	5,035	4,962	10,045	9,831
Total costs and expenses	98,888	99,048	197,285	196,978
Income from operations	5,567	6,574	9,818	11,707
Interest expense, net	236	284	492	601
Income before income taxes	5,331	6,290	9,326	11,106
Income tax expense	1,359	1,748	2,477	3,145
Net income	$3,972	$4,542	$6,849	$7,961
Net income per basic share	0.21	0.23	0.36	0.41
Net income per diluted share	0.20	0.22	0.34	0.39
Weighted average shares outstanding-basic	19,085	19,591	19,200	19,598
Weighted average shares outstanding-diluted	19,989	20,489	20,075	20,482
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2014 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Stockholders’
	Shares	Amount	Deficit	Shares	Amount	Equity
Balance — December 29, 2013	19,991,927	$197,913	$(84,759)	(633,273)	$(9,378)	$103,776
Net income	—	—	6,849	—	—	6,849
Share-based compensation costs	—	1,278	—	—	—	1,278
Proceeds from the exercise of stock options	29,091	42	—	—	—	42
Issuance of shares of restricted stock	69,251	—	—	—	—	—
Excess tax deficiency from share based payments, net	—	(33)	—	—	—	(33)
Shares withheld from restricted stock vesting for minimum tax withholdings	(18,934)	(292)	—	—	—	(292)
Purchase of treasury shares	—	—	—	(422,389)	(6,421)	(6,421)
Balance — June 29, 2014	20,071,335	$198,908	$(77,910)	(1,055,662)	$(15,799)	$105,199
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2014 AND JUNE 30, 2013
(UNAUDITED)
(Dollars in thousands)

	Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$6,849	$7,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,233	10,018
Loss on disposals of property and equipment	241	1,280
Amortization of deferred lease incentives	(5,005)	(7,288)
Share-based compensation costs	1,278	1,395
Deferred income taxes	1,565	2,667
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	3,870	2,654
Inventories	290	300
Prepaid expenses and other current assets	3,425	(2,333)
Trade and construction payables	(1,178)	611
Deferred lease incentives	2,042	2,584
Deferred gift card revenue	(3,669)	(3,391)
Other accrued expenses	975	(2,223)
Other — net	(73)	(7)
Net cash provided by operating activities	20,843	14,228
Cash flows from investing activities:
Purchase of property and equipment	(11,128)	(14,171)
Proceeds from the sale of assets	—	22
Net cash used in investing activities	(11,128)	(14,149)
Cash flows from financing activities:
Payments on long-term debt	(4,904)	(6,872)
Proceeds from the exercise of stock options	42	70
Excess tax benefit related to share based payments	16	46
Shares withheld from restricted stock vesting for minimum tax withholdings	(292)	(154)
Repurchase of treasury shares	(6,421)	(1,025)
Net cash used in financing activities	(11,559)	(7,935)
Net decrease in cash and cash equivalents	(1,844)	(7,856)
Cash and cash equivalents — beginning of period	7,640	13,717
Cash and cash equivalents — end of period	$5,796	$5,861
Supplemental disclosures of cash flow information:
Interest paid	287	514
Income taxes paid	1,127	958
Property financed by trade and construction payables	1,821	1,610
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION
Description of Business — As of June 29, 2014, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 106 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 106 restaurants the Company operates, there are 47 Bravo! Cucina Italiana® restaurants, 58 Brio Tuscan Grille™ restaurants and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. The operating results included herein are not necessarily indicative of results for any other interim period or for the full fiscal year.
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
(in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income	$3,972	$4,542	$6,849	$7,961
Weighted average common shares outstanding	19,085	19,591	19,200	19,598
Effect of dilutive securities:
Stock options	794	824	797	847
Restricted stock	110	74	78	37
Weighted average common and potentially issuable common shares outstanding—diluted	19,989	20,489	20,075	20,482
Basic net income per common share	$0.21	$0.23	$0.36	$0.41
Diluted net income per common share	$0.20	$0.22	$0.34	$0.39

Shares of common stock equivalents of 2,500 and 66,000 were excluded from the diluted calculation due to their anti-dilutive effect for the thirteen and twenty six weeks ended June 29, 2014, respectively.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements – (Continued)

3.	LONG-TERM DEBT
Long-term debt at June 29, 2014 and December 29, 2013 consisted of the following (in thousands):

	June 29, 2014	December 29, 2013
Total term loan	$10,789	$15,693
Less current maturities	5,059	2,082
Long-term debt	$5,730	$13,611
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
The credit agreement provides for a bank guarantee under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of June 29, 2014, the maximum exposure under these standby letters of credit was $2.4 million.

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

2006 Plan
Stock option activity for the twenty-six weeks ended June 29, 2014 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 29, 2013	915,417	$1.45
Exercised	(29,091)	$1.45
Granted	—	$—
Forfeited	—	$—
Outstanding at June 29, 2014	886,326	$1.45
Exercisable at June 29, 2014	886,326	$1.45

At June 29, 2014, the weighted-average remaining contractual term of options outstanding was approximately 2.4 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at June 29, 2014 was $13.0 million.
Stock Incentive Plan
Restricted stock activity for the twenty-six weeks ended June 29, 2014 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 29, 2013	343,107	$16.94
Granted	136,000	$15.50
Vested	(69,251)	$17.28
Forfeited	(17,986)	$16.66
Outstanding at June 29, 2014	391,870	$16.39
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant.  In the first twenty-six weeks of 2014, stock compensation costs related to shares of restricted stock were approximately $1.3 million. As of June 29, 2014, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $4.3 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 2.3 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 18,934 shares and 10,188 shares of stock towards the minimum statutory tax withholdings which the Company recorded as a reduction in common shares in an amount of approximately $0.3 million and 0.2 million, for the twenty six weeks ended June 29, 2014 and June 30, 2013, respectively.

5.	INCOME TAXES
The Company’s consolidated balance sheets at June 29, 2014 and December 29, 2013 include net deferred tax assets of $54.4 million and $56.0 million, respectively. The Company performs a periodic analysis to evaluate whether the deferred tax assets will be realized. Such analysis concluded that the Company will continue to be a going concern and that it is more likely than not that the deferred tax assets will be realized through the generation of future taxable income.
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
Our business is highly sensitive to seasonal fluctuations as historically, the percentage of operating income earned during the fourth quarter has been higher due, in part, to higher restaurant sales during the year-end holiday shopping season.  Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by negative guest traffic, in each quarter of 2013 and the first two quarters of 2014. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust to this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.

Results of Operations
Thirteen Weeks Ended June 29, 2014 Compared to the Thirteen Weeks Ended June 30, 2013
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirteen Weeks Ended
	June 29, 2014	% of Revenues	June 30, 2013	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$104,455	100.0%	$105,622	100%	$(1,167)	(1.1)%
Cost and expenses:
Cost of sales	27,251	26.1%	27,051	25.6%	200	0.7%
Labor	36,695	35.1%	36,882	34.9%	(187)	(0.5)%
Operating	16,265	15.6%	16,588	15.7%	(323)	(1.9)%
Occupancy	7,054	6.8%	7,171	6.8%	(117)	(1.6)%
General and administrative expenses	5,910	5.7%	5,836	5.5%	74	1.3%
Restaurant preopening costs	678	0.6%	558	0.5%	120	21.5%
Depreciation and amortization	5,035	4.8%	4,962	4.7%	73	1.5%
Total costs and expenses	98,888	94.7%	99,048	93.8%	(160)	(0.2)%
Income from operations	5,567	5.3%	6,574	6.2%	(1,007)	(15.3)%
Net interest expense	236	0.2%	284	0.3%	(48)	(16.9)%
Income before income taxes	5,331	5.1%	6,290	6.0%	(959)	(15.2)%
Income tax expense	1,359	1.3%	1,748	1.7%	(389)	(22.3)%
Net income	$3,972	3.8%	$4,542	4.3%	$(570)	(12.5)%

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues decreased $1.1 million, or 1.1%, to $104.5 million for the thirteen weeks ended June 29, 2014, as compared to $105.6 million for the thirteen weeks ended June 30, 2013. The decrease of $1.1 million was primarily due to a decrease in comparable restaurant revenues of 5.1% or $5.0 million, which was driven by a 6.2% decrease in guest counts. Partially offsetting the effect of the decrease in comparable guest counts was a net additional 56 operating weeks provided by six company owned restaurants opened in the last three quarters of 2013 and one restaurant opened in the second quarter of 2014; less the operating weeks of three restaurant closures in 2014; and an increase of 1.1% in comparable average check. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $2.0 million, or 5.0%, to $39.1 million for the thirteen weeks ended June 29, 2014 as compared to $41.1 million for the thirteen weeks ended June 30, 2013. Comparable revenues for the BRAVO! brand restaurants decreased 6.0%, or $2.4 million, to $37.5 million for the thirteen weeks ended June 29, 2014 as compared to $39.9 million for the thirteen weeks ended June 30, 2013. This decrease was due to a decrease in guest counts partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable revenue base increased $0.4 million to $1.6 million for the thirteen weeks ended June 29, 2014 as compared to $1.2 million for the thirteen weeks ended June 30, 2013. The increase of $0.4 million was primarily due to the opening of one restaurant in the current year. At June 29, 2014, there were 45 BRAVO! restaurants included in the comparable revenue base and two BRAVO! restaurants not included in the comparable revenue base.
For our BRIO brand, restaurant revenues increased $0.9 million, or 1.3%, to $65.3 million for the thirteen weeks ended June 29, 2014 as compared to $64.4 million for the thirteen weeks ended June 30, 2013. Comparable revenues for the BRIO brand restaurants decreased 4.5%, or $2.7 million, to $55.5 million for the thirteen weeks ended June 29, 2014 as compared to $58.2 million for the thirteen weeks ended June 30, 2013. This decrease was due to a decrease in guest counts as well as a slight decrease in average check. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $3.6 million to $9.8 million for the thirteen weeks ended June 29, 2014 as compared to $6.2 million for the thirteen weeks ended June 30, 2013. At June 29, 2014, there were 49 BRIO restaurants included in the comparable revenue base and nine BRIO restaurants not included in the comparable revenue base.

Cost of Sales. Cost of sales increased $0.2 million, or 0.7%, to $27.3 million for the thirteen weeks ended June 29, 2014 as compared to $27.1 million for the thirteen weeks ended June 30, 2013. The increase was primarily due to higher commodity costs, principally seafood, which was partially offset by a menu price increase in 2014 as compared to 2013. As a percentage of revenues, cost of sales increased to 26.1% for the thirteen weeks ended June 29, 2014 as compared to 25.6% for the thirteen weeks ended June 30, 2013. The increase in cost of sales, as a percentage of revenues, was primarily due to higher commodity costs. As a percentage of revenues, food costs increased 0.7% to 21.7% for the thirteen weeks ended June 29, 2014 as compared to 21.0% for the thirteen weeks ended June 30, 2013. Beverage costs decreased 0.2% as a percentage of revenues to 4.4% for the thirteen weeks ended June 29, 2014 as compared to 4.6% for the thirteen weeks ended June 30, 2013.
Labor Costs. Labor costs decreased $0.2 million, or 0.5%, to $36.7 million for the thirteen weeks ended June 29, 2014 as compared to $36.9 million for the thirteen weeks ended June 30, 2013. As a percentage of revenues, labor costs increased to 35.1% for the thirteen weeks ended June 29, 2014, from 34.9% for the thirteen weeks ended June 30, 2013. While manager labor, as a percentage of sales, increased due to the deleveraging resulting from the decrease in our comparable revenues, this increase was partially offset by efficiencies in hourly labor.
Operating Costs. Operating costs decreased $0.3 million, or 1.9%, to $16.3 million for the thirteen weeks ended June 29, 2014 as compared to $16.6 million for the thirteen weeks ended June 30, 2013. This decrease was primarily due to lower advertising and supplies costs compared to the same period in the prior year, partially offset by the impact of a net additional 56 operating weeks in 2014 as compared to 2013. As a percentage of revenues, operating costs decreased to 15.6% for the thirteen weeks ended June 29, 2014 as compared to 15.7% for the thirteen weeks ended June 30, 2013. The decrease as a percentage of revenues was due to lower advertising costs and supplies costs that were only partially offset by the decrease in comparable sales in 2014 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs decreased approximately $0.1 million, or 1.6%, to $7.1 million for the thirteen weeks ended June 29, 2014, as compared to $7.2 million for the thirteen weeks ended June 30, 2013. The decrease was primarily due to the effect of two company owned restaurant closures in the current quarter, which resulted in the accelerated recognition of deferred lease incentives that were substantially offset by restaurant closure costs. The decrease in occupancy costs was further offset by the impact of a net additional 56 operating weeks in 2014 as compared to 2013. As a percentage of revenues, occupancy costs remained flat at 6.8% for the thirteen weeks ended June 29, 2014 as compared to the thirteen weeks ended June 30, 2013.
General and Administrative. General and administrative expenses increased by $0.1 million, or 1.3%, to $5.9 million for the thirteen weeks ended June 29, 2014, as compared to $5.8 million for the thirteen weeks ended June 30, 2013. The increase in expense was attributable to higher compensation costs partially offset by a decrease in professional fees. As a percentage of revenues, general and administrative expenses increased to 5.7% for the thirteen weeks ended June 29, 2014 as compared to 5.5% for the thirteen weeks ended June 30, 2013 due mainly to the deleveraging resulting from the decrease in comparable sales during the quarter.
Restaurant Pre-opening Costs. Pre-opening costs increased by approximately $0.1 million, to $0.7 million for the thirteen weeks ended June 29, 2014, as compared to $0.6 million for the thirteen weeks ended June 30, 2013. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended June 29, 2014, we opened one restaurant and had three additional restaurants under construction. During the thirteen weeks ended June 30, 2013, we opened one restaurant and had five additional restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses remained flat at $5.0 million for the thirteen weeks ended June 29, 2014 as compared to the thirteen weeks ended June 30, 2013. As a percentage of revenues, depreciation and amortization expenses increased to 4.8% for the thirteen weeks ended June 29, 2014 as compared to 4.7% for the thirteen weeks ended June 30, 2013. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable sales during the quarter.
Net Interest Expense. Net interest expense decreased slightly to $0.2 million for the thirteen weeks ended June 29, 2014. This decrease was due to lower average outstanding debt during the thirteen weeks ended June 29, 2014 as compared to the same period in the prior year.
Income Taxes. Income tax expense was $1.4 million, or 25.5% of income before income taxes, for the thirteen weeks ended June 29, 2014 as compared to $1.7 million, or 27.8% of income before income taxes, for the thirteen weeks ended June 30, 2013. The decrease in tax expense as a percentage of income before income taxes was due to the relative impact of the general business credits on lower income before income taxes for the thirteen weeks ended June 29, 2014 as compared to the thirteen weeks ended June 30, 2013.

Twenty-Six Weeks Ended June 29, 2014 Compared to the Twenty-Six Weeks Ended June 30, 2013
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Twenty-Six Weeks Ended
	June 29, 2014	% of Revenues	June 30, 2013	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$207,103	100%	$208,685	100%	$(1,582)	(0.8)%
Cost and expenses:
Cost of sales	53,761	26.0%	54,015	25.9%	(254)	(0.5)%
Labor	73,259	35.4%	73,464	35.2%	(205)	(0.3)%
Operating	33,078	16.0%	32,708	15.7%	370	1.1%
Occupancy	14,468	7.0%	14,006	6.7%	462	3.3%
General and administrative expenses	11,648	5.6%	11,695	5.6%	(47)	(0.4)%
Restaurant preopening costs	1,026	0.5%	1,259	0.6%	(233)	(18.5)%
Depreciation and amortization	10,045	4.9%	9,831	4.7%	214	2.2%
Total costs and expenses	197,285	95.3%	196,978	94.4%	307	0.2%
Income from operations	9,818	4.7%	11,707	5.6%	(1,889)	(16.1)%
Net interest expense	492	0.2%	601	0.3%	(109)	(18.1)%
Income before income taxes	9,326	4.5%	11,106	5.3%	(1,780)	(16.0)%
Income tax expense	2,477	1.2%	3,145	1.5%	(668)	(21.2)%
Net income	$6,849	3.3%	$7,961	3.8%	$(1,112)	(14.0)%

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues decreased $1.6 million, or 0.8%, to $207.1 million for the twenty-six weeks ended June 29, 2014, as compared to $208.7 million for the twenty-six weeks ended June 30, 2013. Comparable restaurant revenues decreased 5.0%, or $9.6 million, which was driven by a 6.9% decrease in guest counts. Partially offsetting the decrease in comparable restaurant revenues and guest counts was a net additional 105 operating weeks provided by eight company owned restaurants opened in 2013 and one restaurant opened in 2014, less the operating weeks of three restaurant closures in the first twenty-six weeks of both 2014 and 2013. Average check for the first twenty-six weeks of 2014 increased 2.4% as compared to the same period in the prior year. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $5.1 million, or 6.3%, to $76.2 million for the twenty-six weeks ended June 29, 2014 as compared to $81.3 million for the twenty-six weeks ended June 30, 2013. Comparable revenues for the BRAVO! brand restaurants decreased 5.8%, or $4.4 million, to $73.3 million for the twenty-six weeks ended June 29, 2014 as compared to $77.7 million for the twenty-six weeks ended June 30, 2013. This decrease was due to a decrease in guest counts partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable revenue base decreased $0.7 million to $2.9 million for the twenty-six weeks ended June 29, 2014 as compared to $3.6 million for the twenty-six weeks ended June 30, 2013. At June 29, 2014, there were 45 BRAVO! restaurants included in the comparable revenue base and two BRAVO! restaurants not included in the comparable revenue base.
For our BRIO brand, restaurant revenues increased $3.6 million, or 2.8%, to $130.8 million for the twenty-six weeks ended June 29, 2014 as compared to $127.2 million for the twenty-six weeks ended June 30, 2013. Comparable revenues for the BRIO brand restaurants decreased 4.5%, or $5.2 million, to $110.3 million for the twenty-six weeks ended June 29, 2014 as compared to $115.5 million for the twenty-six weeks ended June 30, 2013. This decrease was due to a decrease in guest counts and a slight decrease in average check during the first twenty-six weeks of 2014. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $8.8 million to $20.5 million for the twenty-six weeks ended June 29, 2014 as compared to $11.8 million for the twenty-six weeks ended June 30, 2013. At June 29, 2014, there were 49 BRIO restaurants included in the comparable revenue base and nine BRIO restaurants not included in the comparable revenue base.
Cost of Sales. Cost of sales decreased approximately $0.2 million, or 0.5%, to $53.8 million for the twenty-six weeks ended June 29, 2014 as compared to $54.0 million for the twenty-six weeks ended June 30, 2013. The decrease was primarily due to the decrease in revenues caused by the decrease in comparable sales and the closure of three company owned restaurants in the first twenty-six weeks of both 2014 and 2013; partially offset by a net additional 105 operating weeks in 2014 as compared to 2013. As a percentage of revenues, cost of sales increased to 26.0% for the twenty-six weeks ended June 29, 2014 as compared to 25.9% for the twenty-six weeks ended June 30, 2013. The percentage increase was primarily due to an increase in commodity costs in 2014 over 2013 which was mostly offset by a menu price increase over the same period. As a percentage of revenues, food costs increased 0.2% to 21.4% for the twenty-six weeks ended June 29, 2014 as compared to 21.2% for the twenty-six weeks ended June 30, 2013. Beverage costs, as a percentage of revenues, decreased 0.2% to 4.5% for the twenty-six weeks ended June 29, 2014 as compared to 4.7% for the twenty-six weeks ended June 30, 2013.
Labor Costs. Labor costs decreased approximately $0.2 million, or 0.3%, to $73.3 million for the twenty-six weeks ended June 29, 2014, as compared to $73.5 million for the twenty-six weeks ended June 30, 2013. As a percentage of revenues, labor costs increased to 35.4% for the twenty-six weeks ended June 29, 2014 as compared to 35.2% for the twenty-six weeks ended June 30, 2013, primarily due to the deleveraging resulting from the decrease in our comparable revenues, offset by efficiencies in hourly labor.
Operating Costs. Operating costs increased $0.4 million, or 1.1%, to $33.1 million for the twenty-six weeks ended June 29, 2014, as compared to $32.7 million for the twenty-six weeks ended June 30, 2013. This increase was primarily due to a net additional 105 operating weeks in 2014 as compared to 2013 and increases in utilities (gas) and insurance expense. As a percentage of revenues, operating costs increased to 16.0% for the twenty-six weeks ended June 29, 2014 as compared to 15.7% for the twenty-six weeks ended June 30, 2013. The increase as a percentage of revenues was primarily related to higher repairs and maintenance and utilities, as well as the deleveraging from the decrease in comparable sales in the first twenty-six weeks of 2014 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs increased $0.5 million, or 3.3%, to $14.5 million for the twenty-six weeks ended June 29, 2014, as compared to $14.0 million for the twenty-six weeks ended June 30, 2013. This increase was primarily due to a net additional 105 operating weeks in 2014 as compared to 2013, partially offset by the net effect of restaurant closures resulting in the accelerated recognition of deferred lease incentives that exceeded restaurant closure costs. As a percentage of revenues, occupancy costs increased to 7.0% for the twenty-six weeks ended June 29, 2014 as compared to 6.7% for the twenty-six weeks ended June 30, 2013 due to the deleveraging from the decrease in comparable sales in the first twenty-six weeks of 2014 as compared to the same period in the prior year.
General and Administrative. General and administrative expenses decreased by $0.1 million, or 0.4%, to $11.6 million for the twenty-six weeks ended June 29, 2014, as compared to $11.7 million for the twenty-six weeks ended June 30, 2013. The decrease in general and administrative expenses was attributable to lower travel and employee relocation costs as compared to the prior period. As a percentage of revenues, general and administrative expenses remained flat at 5.6% for the twenty-six weeks ended June 29, 2014 as compared to the twenty-six weeks ended June 30, 2013.
Restaurant Pre-opening Costs. Pre-opening costs decreased by approximately $0.3 million, to $1.0 million for the twenty-six weeks ended June 29, 2014 as compared to $1.3 million for the twenty-six weeks ended June 30, 2013. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the first twenty-six weeks of 2014, we opened one restaurant and had three additional restaurants under construction. In the first twenty-six weeks of 2013, we opened three restaurants and had five additional restaurants under construction.
Depreciation and Amortization. Depreciation and amortization expenses increased $0.2 million, to $10.0 million for the twenty-six weeks ended June 29, 2014 as compared to $9.8 million for the twenty-six weeks ended June 30, 2013. As a percentage of revenues, depreciation and amortization expenses increased to 4.9% for the twenty-six weeks ended June 29, 2014 as compared to 4.7% for the twenty-six weeks ended June 30, 2013. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable sales during the first twenty-six weeks of 2014, while the increase in dollars was due to the growth in the number of our restaurants.
Net Interest Expense. Net interest expense decreased $0.1 million to $0.5 million for the twenty-six weeks ended June 29, 2014 as compared to $0.6 million for the twenty-six weeks ended June 30, 2013. This decrease was due to lower average outstanding debt during the first twenty-six weeks of 2014 as compared to the same period in the prior year.
Income Taxes. Income tax expense was $2.5 million, or 26.6% of income before income taxes, for the twenty-six weeks ended June 29, 2014 as compared to $3.1 million, or 28.3% of income before income taxes, for the twenty-six weeks ended June 30, 2013. The decrease in tax expense as a percentage of income before income taxes was due to the relative impact of the general business credits on lower income before income taxes for the twenty-six weeks ended June 29, 2014 compared to the twenty-six weeks ended June 30, 2013.

Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of June 29, 2014, we had approximately $5.8 million in cash and cash equivalents and approximately $37.6 million of availability under our senior credit facilities (after giving effect to $2.4 million of outstanding letters of credit at June 29, 2014). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants, investment in our corporate infrastructure and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities over the next twelve months.
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

The following table presents a summary of our cash flows for the twenty-six weeks ended June 29, 2014 and June 30, 2013 (dollars in thousands):

	Twenty-Six Weeks Ended,
	June 29, 2014	June 30, 2013
Net cash provided by operating activities	$20,843	$14,228
Net cash used in investing activities	(11,128)	(14,149)
Net cash used in financing activities	(11,559)	(7,935)
Net decrease in cash and cash equivalents	(1,844)	(7,856)
Cash and cash equivalents at beginning of period	7,640	13,717
Cash and cash equivalents at end of period	$5,796	$5,861
Operating Activities. Net cash provided by operating activities was $20.8 million for the twenty-six weeks ended June 29, 2014, compared to net cash provided by operating activities of $14.2 million for the twenty-six weeks ended June 30, 2013. The increase in net cash provided by operating activities in the first twenty-six weeks of 2014 was due to repayment of tenant allowances and the timing of rent payments in the first twenty-six weeks ended June 30, 2013. Cash receipts from operations for the first twenty-six weeks of 2014 and 2013 were, including the net redemption of gift cards, $203.6 million and $205.3 million, respectively. Cash expenditures from operations during the first twenty-six weeks of 2014 and 2013 were $186.4 million and $194.0 million, respectively.
Investing Activities. Net cash used in investing activities was $11.1 million for the twenty-six weeks ended June 29, 2014, compared to $14.1 million for the twenty-six weeks ended June 30, 2013. We invest cash to purchase property and equipment related to our restaurant expansion plans. The decrease in spending was related to the timing of spending related to our new restaurants as well as the number of restaurants that were opened and under construction during 2014 versus 2013. During the first twenty-six weeks of 2014, we opened one restaurant and had three additional restaurants under construction. In the first twenty-six weeks of 2013, we opened three restaurants and had five additional restaurants under construction.
Financing Activities. Net cash used in financing activities was $11.6 million for the twenty-six weeks ended June 29, 2014, compared to net cash used in financing activities of $7.9 million for the twenty-six weeks ended June 30, 2013. For the twenty-six weeks ended June 29, 2014, $4.9 million was used to pay down our term debt and $6.4 million was used to repurchase Company shares as part of our stock buyback program. For the twenty-six weeks ended June 30, 2013, $6.9 million was used to pay down our term debt and $1.0 million was used to repurchase Company shares as part of our stock buyback program.
As of June 29, 2014, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2014 to be in the range of approximately $15.0 million to $17.0 million, for a total of $22.0 million to $24.0 million for the year. This is primarily related to the opening of five additional restaurants in the last two quarters of 2014, the start of construction of restaurants to be opened in early 2015, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates expensing approximately $2.5 million to $3.0 million in pre-opening costs for the remainder of 2014 for a total of $3.5 million to $4.0 million for the year.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $35.8 million at June 29, 2014, compared to a net working capital deficit of $26.2 million at December 29, 2013.
In connection with our initial public offering, we entered into a credit agreement with a syndicate of financial institutions with respect to our senior credit facilities. Our senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the credit agreement, we are also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property, (iii) secured by a first priority security interest on all owned real property and (iv) secured by a pledge of all of the capital stock of our subsidiaries. Our credit agreement also requires us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At June 29, 2014, we were in compliance with our applicable financial covenants. Additionally, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business. On October 9, 2012, we entered into an amendment to our credit agreement. The amendment eliminated dollar restrictions in paying dividends, distributions to shareholders, or repurchasing of our common share subject to the defined leverage ratio.
Borrowings under our senior credit facilities bear interest at our option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.75% to 3.25%. The applicable margins with respect to our senior credit facilities vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Alternate Base Rate plus the applicable margin. Interest on loans based upon the Alternate Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. In addition to paying any outstanding principal amount under our senior credit facilities, we are required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. As of June 29, 2014, we had an outstanding principal balance of approximately $10.8 million on our term loan facility and no outstanding balance on our revolving credit facility.

Based on our forecasts, management believes that we will be able to maintain compliance with our applicable financial covenants for the next twelve months. Management believes that the cash provided by operating activities as well as available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs over the same period.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 29, 2014, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement is effective for annual and interim reporting periods beginning after December 15, 2016. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this guidance will have on our financial statements as well as the expected adoption method.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This update also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. This update is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We adopted the provisions of ASU 2014-08 during the thirteen weeks ended June 29, 2014; the adoption of this standard has not had an impact on our Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long term debt. Our principal interest rate exposure relates to the loans outstanding under our senior credit facilities, which are payable at variable rates.
At June 29, 2014, we had $10.8 million in debt outstanding under our term loan facility. Each one-eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in an approximately $14,000 annual change in our interest expense.
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
The following table sets forth information with respect to purchases of common shares made during the quarter ended June 29, 2014 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Exchange Act.

Bravo Brio Restaurant Group Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
3/31/2014-4/27/2014	—	$—	—	$—	$13,868,981
4/28/2014-5/25/2014	156,800	$14.97	156,800	$—	$11,521,060
5/26/2014-6/29/2014	4,430	$15.22	4,430	$—	$11,453,618
Total for the Quarter	161,230	$14.98	161,230

(1)
Includes 161,230 Company shares repurchased during the periods noted above, at an average price of $14.98 per share, including commissions, as part of the Company’s 10b-18 plan that was approved by the Board of Directors on October 23, 2013. Pursuant to the plan, the Board of Directors has authorized the Company to make up to $20 million in share repurchases prior to the plan’s expiration on December 28, 2014.

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
Date: August 1, 2014

Bravo Brio Restaurant Group, Inc.

By:	/s/ Saed Mohseni
Saed Mohseni
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)