Form 10-Q
period 2014-09-28
Bravo Brio Restaurant Group, Inc.
filed 2014-11-07
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒
As of November 6, 2014, the latest practicable date, 18,656,701 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 28, 2014 AND DECEMBER 29, 2013
(Dollars in thousands)

	September 28, 2014	December 29, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$346	$7,640
Accounts receivable	6,406	8,181
Tenant improvement allowance receivable	1,016	1,386
Inventories	2,661	2,941
Deferred income taxes, net	3,682	2,625
Prepaid expenses and other current assets	1,634	5,434
Total current assets	15,745	28,207
Property and equipment — net	175,125	169,127
Deferred income taxes — net	51,205	53,381
Other assets — net	4,071	4,137
Total assets	$246,146	$254,852
Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$14,175	$8,781
Accrued expenses	21,382	23,651
Current portion of long-term debt	—	2,082
Deferred lease incentives	7,460	7,021
Deferred gift card revenue	8,611	12,876
Total current liabilities	51,628	54,411
Deferred lease incentives	57,193	60,539
Long-term debt	14,406	13,611
Other long-term liabilities	22,531	22,515
Commitments and contingencies (Note 6)
Stockholders’ equity
Common shares, no par value per share— authorized 100,000,000 shares; 20,079,592 shares issued at September 28, 2014 and 19,991,927 shares issued at December 29, 2013	199,511	197,913
Preferred shares, no par value per share— authorized 5,000,000 shares; issued and outstanding, 0 shares at September 28, 2014 and December 29, 2013	—	—
Treasury shares, 1,511,850 shares at September 28, 2014; and 633,273 shares at December 29, 2013	(22,352)	(9,378)
Retained deficit	(76,771)	(84,759)
Total stockholders’ equity	100,388	103,776
Total liabilities and stockholders’ equity	$246,146	$254,852
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013 (UNAUDITED)
(in thousands except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues	$94,576	$96,290	$301,679	$304,975
Costs and expenses
Cost of sales	25,038	24,620	78,799	78,635
Labor	34,643	34,027	107,902	107,491
Operating	16,292	15,796	49,370	48,504
Occupancy	6,965	6,977	21,433	20,983
General and administrative expenses	5,053	5,471	16,701	17,166
Restaurant preopening costs	668	1,249	1,694	2,508
Depreciation and amortization	5,054	5,028	15,099	14,859
Total costs and expenses	93,713	93,168	290,998	290,146
Income from operations	863	3,122	10,681	14,829
Interest expense, net	238	269	730	870
Income before income taxes	625	2,853	9,951	13,959
Income tax expense (benefit)	(514)	604	1,963	3,749
Net income	$1,139	$2,249	$7,988	$10,210
Net income per basic share	0.06	0.12	0.42	0.52
Net income per diluted share	0.06	0.11	0.40	0.50
Weighted average shares outstanding-basic	18,853	19,525	19,084	19,574
Weighted average shares outstanding-diluted	19,768	20,439	19,977	20,469
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Stockholders’
	Shares	Amount	Deficit	Shares	Amount	Equity
Balance — December 29, 2013	19,991,927	$197,913	$(84,759)	(633,273)	$(9,378)	$103,776
Net income	—	—	7,988	—	—	7,988
Share-based compensation costs	—	1,890	—	—	—	1,890
Proceeds from the exercise of stock options	35,660	52	—	—	—	52
Issuance of shares of restricted stock	72,001	—	—	—	—	—
Excess tax deficiency from share based payments, net	—	(36)	—	—	—	(36)
Shares withheld from restricted stock vesting for minimum tax withholdings	(19,996)	(308)	—	—	—	(308)
Purchase of treasury shares	—	—	—	(878,577)	(12,974)	(12,974)
Balance — September 28, 2014	20,079,592	$199,511	$(76,771)	(1,511,850)	$(22,352)	$100,388
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013
(UNAUDITED)
(Dollars in thousands)

	Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$7,988	$10,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,380	15,140
Loss on disposals of property and equipment	360	1,327
Amortization of deferred lease incentives	(6,704)	(8,826)
Share-based compensation costs	1,890	2,138
Deferred income taxes	1,119	2,540
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	2,145	1,663
Inventories	280	506
Prepaid expenses and other current assets	3,800	917
Trade and construction payables	3,757	914
Deferred lease incentives	3,797	5,308
Deferred gift card revenue	(4,265)	(4,251)
Other accrued expenses	(2,322)	(4,768)
Other — net	(189)	505
Net cash provided by operating activities	27,036	23,323
Cash flows from investing activities:
Purchase of property and equipment	(19,831)	(23,245)
Proceeds from the sale of assets	—	147
Net cash used in investing activities	(19,831)	(23,098)
Cash flows from financing activities:
Proceeds from long-term debt	7,800	—
Payments on long-term debt	(9,087)	(6,872)
Proceeds from the exercise of stock options	52	76
Excess tax benefit related to share based payments	18	49
Shares withheld from restricted stock vesting for minimum tax withholdings	(308)	(163)
Repurchase of treasury shares	(12,974)	(4,325)
Net cash used in financing activities	(14,499)	(11,235)
Net decrease in cash and cash equivalents	(7,294)	(11,010)
Cash and cash equivalents — beginning of period	7,640	13,717
Cash and cash equivalents — end of period	$346	$2,707
Supplemental disclosures of cash flow information:
Interest paid	413	598
Income taxes paid	1,345	1,124
Property financed by trade and construction payables	2,305	3,175
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION
Description of Business — As of September 28, 2014, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 107 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 107 restaurants the Company operates, there are 47 Bravo! Cucina Italiana® restaurants, 59 Brio Tuscan Grille™ restaurants and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee.
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
(in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income	$1,139	$2,249	$7,988	$10,210
Weighted average common shares outstanding	18,853	19,525	19,084	19,574
Effect of dilutive securities:
Stock options	789	819	804	838
Restricted stock	126	95	89	57
Weighted average common and potentially issuable common shares outstanding—diluted	19,768	20,439	19,977	20,469
Basic net income per common share	$0.06	$0.12	$0.42	$0.52
Diluted net income per common share	$0.06	$0.11	$0.40	$0.50

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements – (Continued)

3.	LONG-TERM DEBT
Long-term debt at September 28, 2014 and December 29, 2013 consisted of the following (in thousands):

	September 28, 2014	December 29, 2013
Term loan	$10,406	$15,693
Revolving credit facility	4,000	—
Total	14,406	15,693
Less current maturities	—	2,082
Long-term debt	$14,406	$13,611
On October 26, 2010, the Company, in connection with its Initial Public Offering (“IPO”), entered into a credit agreement (as amended, the "2010 Credit Agreement") with a syndicate of financial institutions with respect to its senior credit facilities. The senior credit facilities provide for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which the Company may borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015.
Under the 2010 Credit Agreement, the Company is allowed to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the senior credit facilities bear interest at the Company’s option of either (i) the Alternate Base Rate (as such term is defined in the credit agreement) plus the applicable margin of 1.75% to 2.25% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.75% to 3.25%. In addition to paying any outstanding principal amount under the Company’s senior credit facilities, the Company is required to pay an unused facility fee to the lenders equal to 0.50% to 0.75% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 26, 2010, payable quarterly in arrears. Borrowings under the Company’s senior credit facilities are collateralized by a first priority interest in substantially all assets of the Company and its subsidiaries.
On October 9, 2012, the Company entered into an amendment to the 2010 Credit Agreement. The amendment eliminated dollar restrictions in paying dividends, distributions to shareholders, or repurchasing the Company’s common shares subject to the defined leverage ratio.
The 2010 Credit Agreement provides for a bank guarantee under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of September 28, 2014, the maximum exposure under these standby letters of credit was $2.4 million.
As more fully described in Note 7, on November 5, 2014, the Company entered into a new credit agreement (the "2014 Credit Agreement") with a syndicate of financial institutions. The Company used borrowings under the 2014 Credit Agreement to repay in full the balances due under the 2010 Credit Agreement and subsequently terminated the 2010 Credit Agreement. As a result, the Company classified all current maturities under the 2010 Credit Agreement as long-term debt as of September 28, 2014.

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

2006 Plan
Stock option activity for the thirty-nine weeks ended September 28, 2014 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 29, 2013	915,417	$1.45
Exercised	(35,660)	$1.45
Granted	—	$—
Forfeited	—	$—
Outstanding at September 28, 2014	879,757	$1.45
Exercisable at September 28, 2014	879,757	$1.45
At September 28, 2014, the weighted-average remaining contractual term of options outstanding was approximately 2.2 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at September 28, 2014 was $10.5 million.
Stock Incentive Plan
Restricted stock activity for the thirty-nine weeks ended September 28, 2014 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 29, 2013	343,107	$16.94
Granted	136,000	$15.50
Vested	(72,001)	$17.35
Forfeited	(31,711)	$16.57
Outstanding at September 28, 2014	375,395	$16.37
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant.  In the first thirty-nine weeks of 2014, stock compensation costs related to shares of restricted stock were approximately $1.9 million. As of September 28, 2014, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $3.5 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 2.1 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 19,996 shares and 10,709 shares of stock towards the minimum statutory tax withholdings which the Company recorded as a reduction in common shares in an amount of approximately $0.3 million and $0.2 million, for the thirty-nine weeks ended September 28, 2014 and September 29, 2013, respectively.

5.	INCOME TAXES
The Company’s consolidated balance sheets at September 28, 2014 and December 29, 2013 include net deferred tax assets of $54.9 million and $56.0 million, respectively. The Company performs a periodic analysis to evaluate whether the deferred tax assets will be realized. Such analysis concluded that the Company will continue to be a going concern and that it is more likely than not that the deferred tax assets will be realized through the generation of future taxable income.

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

7.     SUBSEQUENT EVENTS
On November 5, 2014, the Company entered into the 2014 Credit Agreement with a syndicate of financial institutions. The 2014 Credit Agreement provides for a revolving credit facility under which the Company may borrow up to $100.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in November 2019. The Company used borrowings under the 2014 Credit Agreement to repay in full the balances due under the 2010 Credit Agreement and subsequently terminated the 2010 Credit Agreement.
Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the senior credit facilities bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. Borrowings under the Company’s revolving credit facility are collateralized by a first priority interest in substantially all assets of the Company and its subsidiaries.
On November 6, 2014, the Company announced that it expects to seek to purchase up to $50.0 million in value of its common shares through a modified "Dutch auction" tender offer that it expects to commence on or about November 12, 2014. Under the terms of this anticipated tender offer, shareholders of the Company will have the option to tender some or all of their shares at a price per share of not less than $12.50 and not greater than $14.50.
Important Information Regarding the Anticipated Tender Offer
This report is for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any common shares of the Company. The anticipated tender offer described in this report has not yet commenced, and there can be no assurances that the Company will commence the tender offer on the terms described in this report or at all. If the Company commences the offer, the offer will be made solely by an Offer to Purchase and the related Letter of Transmittal, as they may be amended or supplemented. Shareholders and investors are urged to read the Company’s commencement tender offer statement on Schedule TO anticipated to be filed with the SEC in connection with the tender offer, which will include as exhibits the Offer to Purchase, the related Letter of Transmittal and other offer materials, as well as any amendments or supplements to the Schedule TO when they become available, because they will contain important information. If the Company commences the offer, each of these documents will be filed with the SEC, and, when available, investors may obtain them for free from the SEC at its website (www.sec.gov), under the "SEC Filings" tab at http://investors.bbrg.com or from the Company’s information agent in connection with the tender offer.

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
Our business is highly sensitive to seasonal fluctuations as historically, the percentage of operating income earned during the fourth quarter has been higher due, in part, to higher restaurant sales during the year-end holiday shopping season.  Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by negative guest traffic, in each quarter of 2013 and the first three quarters of 2014. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.

Results of Operations
Thirteen Weeks Ended September 28, 2014 Compared to the Thirteen Weeks Ended September 29, 2013
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirteen Weeks Ended
	September 28, 2014	% of Revenues	September 29, 2013	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$94,576	100.0%	$96,290	100%	$(1,714)	(1.8)%
Cost and expenses:
Cost of sales	25,038	26.5%	24,620	25.6%	418	1.7%
Labor	34,643	36.6%	34,027	35.3%	616	1.8%
Operating	16,292	17.2%	15,796	16.4%	496	3.1%
Occupancy	6,965	7.4%	6,977	7.2%	(12)	(0.2)%
General and administrative expenses	5,053	5.3%	5,471	5.7%	(418)	(7.6)%
Restaurant pre-opening costs	668	0.7%	1,249	1.3%	(581)	(46.5)%
Depreciation and amortization	5,054	5.3%	5,028	5.2%	26	0.5%
Total costs and expenses	93,713	99.1%	93,168	96.8%	545	0.6%
Income from operations	863	0.9%	3,122	3.2%	(2,259)	(72.4)%
Net interest expense	238	0.3%	269	0.3%	(31)	(11.5)%
Income before income taxes	625	0.7%	2,853	3.0%	(2,228)	(78.1)%
Income tax expense	(514)	(0.5)%	604	0.6%	(1,118)	-
Net income	$1,139	1.2%	$2,249	2.3%	$(1,110)	(49.4)%

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues decreased $1.7 million, or 1.8%, to $94.6 million for the thirteen weeks ended September 28, 2014, as compared to $96.3 million for the thirteen weeks ended September 29, 2013. The decrease of $1.7 million was primarily due to a decrease in comparable restaurant revenues of 5.8% or $5.2 million, which was the result of a 6.4% decrease in guest counts and a 0.6% increase in average check. Partially offsetting the effect of the decrease in comparable restaurant revenues was a net additional 41 operating weeks provided by five company owned restaurants opened in the last two quarters of 2013 and two restaurants opened in the first three quarters of 2014, less the operating weeks of three restaurant closures in 2014. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $2.2 million, or 5.9%, to $35.6 million for the thirteen weeks ended September 28, 2014 as compared to $37.8 million for the thirteen weeks ended September 29, 2013. Comparable revenues for the BRAVO! brand restaurants decreased 6.7%, or $2.4 million, to $34.2 million for the thirteen weeks ended September 28, 2014 as compared to $36.6 million for the thirteen weeks ended September 29, 2013. This decrease was due to a decrease in guest counts partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable revenue base increased $0.2 million to $1.4 million for the thirteen weeks ended September 28, 2014 as compared to $1.2 million for the thirteen weeks ended September 29, 2013. The increase of $0.2 million was primarily due to the opening of one BRAVO! restaurant in the current year. At September 28, 2014, there were 45 BRAVO! restaurants included in the comparable revenue base and two BRAVO! restaurants not included in the comparable revenue base.
For our BRIO brand, restaurant revenues increased $0.3 million, or 0.4%, to $58.4 million for the thirteen weeks ended September 28, 2014 as compared to $58.1 million for the thirteen weeks ended September 29, 2013. Comparable revenues for the BRIO brand restaurants decreased 5.2%, or $2.8 million, to $51.0 million for the thirteen weeks ended September 28, 2014 as compared to $53.8 million for the thirteen weeks ended September 29, 2013. This decrease was due to a decrease in guest counts as well as a decrease in average check. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $3.1 million to $7.4 million for the thirteen weeks ended September 28, 2014 as compared to $4.3 million for the thirteen weeks ended September 29, 2013. The increase of $3.1 million was primarily due to the opening of four BRIO restaurants in the fourth quarter of 2013 and one BRIO restaurant in 2014. At September 28, 2014, there were 51 BRIO restaurants included in the comparable revenue base and eight BRIO restaurants not included in the comparable revenue base.

Cost of Sales. Cost of sales increased $0.4 million, or 1.7%, to $25.0 million for the thirteen weeks ended September 28, 2014 as compared to $24.6 million for the thirteen weeks ended September 29, 2013. The increase was primarily due to higher commodity costs, principally seafood and dairy. As a percentage of revenues, cost of sales increased to 26.5% for the thirteen weeks ended September 28, 2014 as compared to 25.6% for the thirteen weeks ended September 29, 2013. The increase in cost of sales, as a percentage of revenues, was primarily due to higher commodity costs. As a percentage of revenues, food costs increased 1.0% to 22.0% for the thirteen weeks ended September 28, 2014 as compared to 21.0% for the thirteen weeks ended September 29, 2013. Beverage costs remained flat at 4.5% for the thirteen weeks ended September 28, 2014 as compared to the thirteen weeks ended September 29, 2013.
Labor Costs. Labor costs increased $0.6 million, or 1.8%, to $34.6 million for the thirteen weeks ended September 28, 2014 as compared to $34.0 million for the thirteen weeks ended September 29, 2013. As a percentage of revenues, labor costs increased to 36.6% for the thirteen weeks ended September 28, 2014, from 35.3% for the thirteen weeks ended September 29, 2013. The increase was primarily due to the deleveraging resulting from the decrease in our comparable revenues as well as an increase in workers' compensation expenses.
Operating Costs. Operating costs increased $0.5 million, or 3.1%, to $16.3 million for the thirteen weeks ended September 28, 2014 as compared to $15.8 million for the thirteen weeks ended September 29, 2013. This increase was primarily due to the impact of a net additional 41 operating weeks in 2014 as compared to 2013 as well as increases in utilities and insurance expense. As a percentage of revenues, operating costs increased to 17.2% for the thirteen weeks ended September 28, 2014 as compared to 16.4% for the thirteen weeks ended September 29, 2013. The increase as a percentage of revenues was due to increases in utilities and insurance expense and the deleveraging resulting from the decrease in comparable revenues in 2014 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs remained flat at $7.0 million for the thirteen weeks ended September 28, 2014 as compared to the thirteen weeks ended September 29, 2013. As a percentage of revenues, occupancy costs increased to 7.4% for the thirteen weeks ended September 28, 2014 as compared to 7.2% for the thirteen weeks ended September 29, 2013 due to the deleveraging resulting from the decrease in comparable revenues in 2014 as compared to the same period in the prior year.
General and Administrative. General and administrative expenses decreased by $0.4 million, or 7.6%, to $5.1 million for the thirteen weeks ended September 28, 2014, as compared to $5.5 million for the thirteen weeks ended September 29, 2013. As a percentage of revenues, general and administrative expenses decreased to 5.3% for the thirteen weeks ended September 28, 2014 as compared to 5.7% for the thirteen weeks ended September 29, 2013 due mainly to lower professional fees, travel expenses, stock based compensation and corporate bonus.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $0.5 million, to $0.7 million for the thirteen weeks ended September 28, 2014, as compared to $1.2 million for the thirteen weeks ended September 29, 2013. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended September 28, 2014, we opened one restaurant and had five restaurants under construction. During the thirteen weeks ended September 29, 2013, we opened one restaurant and had four additional restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.1 million, to $5.1 million for the thirteen weeks ended September 28, 2014 as compared to $5.0 million for the thirteen weeks ended September 29, 2013. As a percentage of revenues, depreciation and amortization expenses increased to 5.3% for the thirteen weeks ended September 28, 2014 as compared to 5.2% for the thirteen weeks ended September 29, 2013. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable revenues during the quarter.
Net Interest Expense. Net interest expense decreased slightly to $0.2 million for the thirteen weeks ended September 28, 2014. This decrease was due to lower average outstanding debt during the thirteen weeks ended September 28, 2014 as compared to the same period in the prior year.
Income Taxes. Income tax expense decreased $1.1 million to a $0.5 million benefit for the thirteen weeks ended September 28, 2014 as compared to an income tax expense of $0.6 million for the thirteen weeks ended September 29, 2013. The decrease in tax expense was due to the adjustment of the estimated annual effective tax rate to approximately 22% during the quarter as a result of the relative impact of the general business credits on lower expected annual income before income taxes for the thirteen weeks ended September 28, 2014 as compared to the thirteen weeks ended September 29, 2013.

Thirty-Nine Weeks Ended September 28, 2014 Compared to the Thirty-Nine Weeks Ended September 29, 2013
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirty-Nine Weeks Ended
	September 28, 2014	% of Revenues	September 29, 2013	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$301,679	100%	$304,975	100%	$(3,296)	(1.1)%
Cost and expenses:
Cost of sales	78,799	26.1%	78,635	25.8%	164	0.2%
Labor	107,902	35.8%	107,491	35.2%	411	0.4%
Operating	49,370	16.4%	48,504	15.9%	866	1.8%
Occupancy	21,433	7.1%	20,983	6.9%	450	2.1%
General and administrative expenses	16,701	5.5%	17,166	5.6%	(465)	(2.7)%
Restaurant pre-opening costs	1,694	0.6%	2,508	0.8%	(814)	(32.5)%
Depreciation and amortization	15,099	5.0%	14,859	4.9%	240	1.6%
Total costs and expenses	290,998	96.5%	290,146	95.1%	852	0.3%
Income from operations	10,681	3.5%	14,829	4.9%	(4,148)	(28.0)%
Net interest expense	730	0.2%	870	0.3%	(140)	(16.1)%
Income before income taxes	9,951	3.3%	13,959	4.6%	(4,008)	(28.7)%
Income tax expense	1,963	0.7%	3,749	1.2%	(1,786)	(47.6)%
Net income	$7,988	2.6%	$10,210	3.3%	$(2,222)	(21.8)%

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues decreased $3.3 million, or 1.1%, to $301.7 million for the thirty-nine weeks ended September 28, 2014, as compared to $305.0 million for the thirty-nine weeks ended September 29, 2013. Comparable restaurant revenues decreased 5.3%, or $15.0 million, which was the result of a 6.8% decrease in guest counts and a 1.5% increase in average check. Partially offsetting the decrease in comparable restaurant revenues was a net additional 146 operating weeks provided by eight company owned restaurants opened in 2013 and two restaurants opened in 2014, less the operating weeks of three restaurant closures in the first thirty nine weeks of both 2014 and 2013. We consider a restaurant to be part of the comparable revenue base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $7.3 million, or 6.2%, to $111.8 million for the thirty-nine weeks ended September 28, 2014 as compared to $119.1 million for the thirty-nine weeks ended September 29, 2013. Comparable revenues for the BRAVO! brand restaurants decreased 6.1%, or $6.9 million, to $107.4 million for the thirty-nine weeks ended September 28, 2014 as compared to $114.3 million for the thirty-nine weeks ended September 29, 2013. This decrease was due to a decrease in guest counts partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable revenue base decreased $0.4 million to $4.4 million for the thirty-nine weeks ended September 28, 2014 as compared to $4.8 million for the thirty-nine weeks ended September 29, 2013. At September 28, 2014, there were 45 BRAVO! restaurants included in the comparable revenue base and two BRAVO! restaurants not included in the comparable revenue base.
For our BRIO brand, restaurant revenues increased $3.7 million, or 2.0%, to $189.1 million for the thirty-nine weeks ended September 28, 2014 as compared to $185.4 million for the thirty-nine weeks ended September 29, 2013. Comparable revenues for the BRIO brand restaurants decreased 4.7%, or $8.0 million, to $161.3 million for the thirty-nine weeks ended September 28, 2014 as compared to $169.3 million for the thirty-nine weeks ended September 29, 2013. This decrease was due to a decrease in guest counts and a decrease in average check during the first thirty-nine weeks of 2014. Revenues for BRIO brand restaurants not included in the comparable revenue base increased $11.7 million to $27.8 million for the thirty-nine weeks ended September 28, 2014 as compared to $16.1 million for the thirty-nine weeks ended September 29, 2013. At September 28, 2014, there were 51 BRIO restaurants included in the comparable revenue base and eight BRIO restaurants not included in the comparable revenue base.

Cost of Sales. Cost of sales increased approximately $0.2 million, or 0.2%, to $78.8 million for the thirty-nine weeks ended September 28, 2014 as compared to $78.6 million for the thirty-nine weeks ended September 29, 2013. As a percentage of revenues, cost of sales increased to 26.1% for the thirty-nine weeks ended September 28, 2014 as compared to 25.8% for the thirty-nine weeks ended September 29, 2013. These increases were primarily due to higher commodity costs, principally seafood and dairy, which were partially offset by a menu price increase in 2014 as compared to 2013. As a percentage of revenues, food costs increased 0.5% to 21.6% for the thirty-nine weeks ended September 28, 2014 as compared to 21.1% for the thirty-nine weeks ended September 29, 2013. Beverage costs, as a percentage of revenues, decreased 0.2% to 4.5% for the thirty-nine weeks ended September 28, 2014 as compared to 4.7% for the thirty-nine weeks ended September 29, 2013.
Labor Costs. Labor costs increased approximately $0.4 million, or 0.4%, to $107.9 million for the thirty-nine weeks ended September 28, 2014, as compared to $107.5 million for the thirty-nine weeks ended September 29, 2013. As a percentage of revenues, labor costs increased to 35.8% for the thirty-nine weeks ended September 28, 2014 as compared to 35.2% for the thirty-nine weeks ended September 29, 2013, primarily due to the deleveraging resulting from the decrease in our comparable revenues, offset by efficiencies in hourly labor.
Operating Costs. Operating costs increased $0.9 million, or 1.8%, to $49.4 million for the thirty-nine weeks ended September 28, 2014, as compared to $48.5 million for the thirty-nine weeks ended September 29, 2013. This increase was primarily due to a net additional 146 operating weeks in 2014 as compared to 2013 and increases in utilities and insurance expense. As a percentage of revenues, operating costs increased to 16.4% for the thirty-nine weeks ended September 28, 2014 as compared to 15.9% for the thirty-nine weeks ended September 29, 2013. This increase was primarily due to increases in utilities (gas) and insurance expense, as well as the deleveraging from the decrease in comparable revenues in the first thirty-nine weeks of 2014 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs increased $0.4 million, or 2.1%, to $21.4 million for the thirty-nine weeks ended September 28, 2014, as compared to $21.0 million for the thirty-nine weeks ended September 29, 2013. This increase was primarily due to a net additional 146 operating weeks in 2014 as compared to 2013, partially offset by the net effect of restaurant closures resulting in the accelerated recognition of deferred lease incentives that exceeded restaurant closure costs. As a percentage of revenues, occupancy costs increased to 7.1% for the thirty-nine weeks ended September 28, 2014 as compared to 6.9% for the thirty-nine weeks ended September 29, 2013 due to the deleveraging from the decrease in comparable revenues in the first thirty-nine weeks of 2014 as compared to the same period in the prior year.
General and Administrative. General and administrative expenses decreased by $0.5 million, or 2.7%, to $16.7 million for the thirty-nine weeks ended September 28, 2014, as compared to $17.2 million for the thirty-nine weeks ended September 29, 2013. The decrease in general and administrative expenses was attributable to lower travel, employee relocation costs, professional fees, stock compensation costs, and corporate bonus as compared to the prior period. As a percentage of revenues, general and administrative expenses decreased to 5.5% for the thirty-nine weeks ended September 28, 2014 as compared to 5.6% for the thirty-nine weeks ended September 29, 2013.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $0.8 million, to $1.7 million for the thirty-nine weeks ended September 28, 2014 as compared to $2.5 million for the thirty-nine weeks ended September 29, 2013. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the first thirty-nine weeks of 2014, we opened two restaurants and had five additional restaurants under construction. In the first thirty-nine weeks of 2013, we opened four restaurants and had four additional restaurants under construction.
Depreciation and Amortization. Depreciation and amortization expenses increased $0.2 million, to $15.1 million for the thirty-nine weeks ended September 28, 2014 as compared to $14.9 million for the thirty-nine weeks ended September 29, 2013. As a percentage of revenues, depreciation and amortization expenses increased to 5.0% for the thirty-nine weeks ended September 28, 2014 as compared to 4.9% for the thirty-nine weeks ended September 29, 2013. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable sales during the first thirty-nine weeks of 2014, while the increase in dollars was due to the growth in the number of our restaurants.
Net Interest Expense. Net interest expense decreased $0.2 million to $0.7 million for the thirty-nine weeks ended September 28, 2014 as compared to $0.9 million for the thirty-nine weeks ended September 29, 2013. This decrease was due to lower average outstanding debt during the first thirty-nine weeks of 2014 as compared to the same period in the prior year.
Income Taxes. Income tax expense was $2.0 million, or 19.7% of income before income taxes, for the thirty-nine weeks ended September 28, 2014 as compared to $3.7 million, or 26.9% of income before income taxes, for the thirty-nine weeks ended September 29, 2013. The decrease in tax expense as a percentage of income before income taxes was due to the relative impact of the general business credits on lower expected annual income before income taxes thereby lowering the estimated annual effective income tax rate to approximately 22% for the thirty-nine weeks ended September 28, 2014 compared to the estimated annual effective income tax rate of approximately 28% for the thirty-nine weeks ended September 29, 2013.

Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of September 28, 2014, we had approximately $0.3 million in cash and cash equivalents and approximately $33.6 million of availability under our senior credit facilities (after giving effect to $2.4 million of outstanding letters of credit and $4.0 million in outstanding debt under our revolving credit facility at September 28, 2014). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants, investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities over the next twelve months.
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

The following table presents a summary of our cash flows for the thirty-nine weeks ended September 28, 2014 and September 29, 2013 (dollars in thousands):

	Thirty-Nine Weeks Ended,
	September 28, 2014	September 29, 2013
Net cash provided by operating activities	$27,036	$23,323
Net cash used in investing activities	(19,831)	(23,098)
Net cash used in financing activities	(14,499)	(11,235)
Net decrease in cash and cash equivalents	(7,294)	(11,010)
Cash and cash equivalents at beginning of period	7,640	13,717
Cash and cash equivalents at end of period	$346	$2,707
Operating Activities. Net cash provided by operating activities was $27.0 million for the thirty-nine weeks ended September 28, 2014, compared to net cash provided by operating activities of $23.3 million for the thirty-nine weeks ended September 29, 2013. The increase in net cash provided by operating activities in the first thirty-nine weeks of 2014 was due to repayment of tenant allowances and the timing of rent payments in the first thirty-nine weeks ended September 29, 2013, partially offset by lower tenant allowances received in the first thirty-nine weeks ended of 2014 as compared to the first thirty-nine weeks of 2013. Cash receipts from operations for the first thirty-nine weeks of 2014 and 2013 were, including the net redemption of gift cards, $297.6 million and $300.7 million, respectively. Cash expenditures from operations during the first thirty-nine weeks of 2014 and 2013 were $274.5 million and $282.1 million, respectively.
Investing Activities. Net cash used in investing activities was $19.8 million for the thirty-nine weeks ended September 28, 2014, compared to $23.1 million for the thirty-nine weeks ended September 29, 2013. We invest cash to purchase property and equipment related to our restaurant expansion plans. The decrease in spending was related to the timing of spending related to our new restaurants as well as the number of restaurants that were opened and under construction during 2014 versus 2013. During the first thirty-nine weeks of 2014, we opened two restaurants and had five additional restaurants under construction. In the first thirty-nine weeks of 2013, we opened four restaurants and had four additional restaurants under construction.
Financing Activities. Net cash used in financing activities was $14.5 million for the thirty-nine weeks ended September 28, 2014, compared to net cash used in financing activities of $11.2 million for the thirty-nine weeks ended September 29, 2013. For the thirty-nine weeks ended September 28, 2014, $9.1 million was used to pay down long-term term debt and $13.0 million was used to repurchase Company shares as part of our stock buyback program, offset by gross borrowings under our revolving credit facility of $7.8 million. For the thirty-nine weeks ended September 29, 2013, $6.9 million was used to pay down long-term debt and $4.3 million was used to repurchase Company shares as part of our stock buyback program.

As of September 28, 2014, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2014 to be in the range of approximately $6.0 million to $8.0 million, for a total of $22.0 million to $24.0 million for the year. This is primarily related to the opening of four additional restaurants in the last quarter of 2014, the start of construction of restaurants to be opened in early 2015, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates expensing approximately $1.8 million to $2.3 million in pre-opening costs for the remainder of 2014 for a total of $3.5 million to $4.0 million for the year.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $35.9 million at September 28, 2014, compared to a net working capital deficit of $26.2 million at December 29, 2013.
In connection with our initial public offering, we entered into a credit agreement (as amended, the "2010 Credit Agreement") with a syndicate of financial institutions with respect to our senior credit facilities. The 2010 Credit Agreement provided for (i) a $45.0 million term loan facility, maturing in 2015, and (ii) a revolving credit facility under which we were entitled to borrow up to $40.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2015. Under the 2010 Credit Agreement, we were also entitled to incur additional incremental term loans and/or increases in the revolving credit facility of up to $20.0 million if no event of default existed and certain other requirements were satisfied. On October 9, 2012, the Company entered into an amendment to the 2010 Credit Agreement. The amendment eliminated dollar restrictions in paying dividends, distributions to shareholders, or repurchasing of our common shares subject to the defined leverage ratio. The 2010 Credit Agreement also required us to meet financial tests, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio and a maximum consolidated capital expenditures limitation. At September 28, 2014, we had an outstanding principal balance of $10.4 million on our term loan facility and $4.0 million on our revolving credit facility and were in compliance with our applicable financial covenants.
On November 5, 2014, the Company entered into a new credit agreement (the "2014 Credit Agreement") with a syndicate of financial institutions. The Company used borrowings under the 2014 Credit Agreement to repay in full the balances due under the 2010 Credit Agreement and subsequently terminated the 2010 Credit Agreement. The 2014 Credit Agreement provides for a revolving credit facility under which the Company may borrow up to $100.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in November 2019. Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property and (iii) secured by a pledge of all of the capital stock of our subsidiaries. The 2014 Credit Agreement also requires the Company to meet financial tests, including a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio. Additionally, the 2014 Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.

Borrowings under the 2014 Credit Agreement bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%. The applicable margins with respect to our revolving credit facility vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our senior credit facilities bear interest only at the Base Rate plus the applicable margin. Interest on loans based upon the Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears.
Based on our forecasts, management believes that we will be able to maintain compliance with our applicable financial covenants for the next twelve months. Management believes that the cash provided by operating activities as well as available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs over the same period.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 28, 2014, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement is effective for annual and interim reporting periods beginning after December 15, 2016. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This update also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. This update is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We adopted the provisions of ASU 2014-08 during the thirteen weeks ended June 29, 2014; the adoption of this standard has not had an impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long term debt. Our principal interest rate exposure relates to the loans outstanding under our senior credit facilities, which are payable at variable rates.
At September 28, 2014, we had $10.4 million in debt outstanding under our term loan facility and $4.0 million on our revolving credit facility. Each one-eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in an approximately $18,000 annual change in our interest expense.
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
See Note 6 to our unaudited consolidated financial statements in Part 1, Item 1 of this report.

Item 1A.	Risk Factors
There have been no material changes from our risk factors as previously reported in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases of common shares made during the quarter ended September 28, 2014 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Exchange Act.

Bravo Brio Restaurant Group Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
6/30/2014-7/27/2014	—	$—	—	$—	$11,453,618
7/28/2014-8/24/2014	187,272	$14.43	187,272	$—	$8,751,989
8/25/2014-9/28/2014	268,916	$14.32	268,916	$—	$4,900,201
Total for the Quarter	456,188	$14.37	456,188

(1)
Includes 456,188 Company shares repurchased during the periods noted above, at an average price of $14.37 per share, including commissions, as part of the Company’s 10b-18 plan that was approved by the Board of Directors on October 23, 2013. Pursuant to the plan, the Board of Directors has authorized the Company to make up to $20 million in share repurchases prior to the plan’s expiration on December 28, 2014.

On November 6, 2014, the Company announced that it expects to seek to purchase up to $50.0 million in value of its common shares through a modified "Dutch auction" tender offer that it expects to commence on or about November 12, 2014. See Note 7 to our unaudited consolidated financial statements in Part I, Item 1 of this report.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

11	Computation of Per Share Earnings (included in the Condensed Notes to Unaudited Consolidated Financial Statements contained in this Report).

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 7, 2014

Bravo Brio Restaurant Group, Inc.

By:	/s/ Saed Mohseni
Saed Mohseni
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)