Form 10-K
period 2014-12-28
Bravo Brio Restaurant Group, Inc.
filed 2015-03-06
CIK 1495479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 28, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-34920
BRAVO BRIO RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1566328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Goodale Boulevard, Suite 100 Columbus, Ohio	43212
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (614) 326-7944
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Shares, no par value per share	NASDAQ Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.  Yes  ☐    NO  ☒
As of June 29, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $305.6 million based on the number of shares held as of June 29, 2014, and the last reported sale price of the registrant’s common shares as of June 29, 2014.
As of March 6, 2015, the latest practicable date, 15,161,448 of the registrant’s common shares, no par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2015.

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

Basis of Presentation
We utilize a typical restaurant 52- or 53-week fiscal year ending on the last Sunday in the calendar year. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2014,” “fiscal 2014,” “fiscal year 2014” or similar references refer to the fiscal year ended December 28, 2014, which was a 52 week year.

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
Bravo Brio Restaurant Group, Inc. was incorporated in July 1987 as an Ohio corporation under the name Belden Village Venture, Inc. Our name was changed to Bravo Cucina of Dayton, Inc. in September 1995, to Bravo Development, Inc. in December 1998 and to Bravo Brio Restaurant Group, Inc. in June 2010. The first BRAVO! restaurant opened in 1992 and the first BRIO restaurant opened in 1999, each in Columbus, Ohio. We completed the initial public offering of our common shares in October 2010. As of December 28, 2014, we operated 111 restaurants in 33 states. Bravo Brio Restaurant Group’s mission statement is to be the best Italian restaurant company in America by delivering the highest quality food and service to each guest...at each meal...each and every day.
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
The average check for BRAVO! during fiscal 2014 was $21.20 per guest with an average lunch check of $16.39 per guest and an average dinner check of $24.25 per guest. At BRAVO! in 2014, lunch and dinner represented 30% and 70% of revenues, respectively, and alcohol sales accounted for approximately 18% of restaurant sales. Our average annual revenues per comparable BRAVO! restaurant were $3.2 million in fiscal 2014. As of December 28, 2014, we owned and operated 49 BRAVO! restaurants in 21 states.
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
The average check for BRIO during fiscal 2014 was $24.93 per guest, with an average lunch check of $19.02 per guest and an average dinner check of $29.13 per guest. At BRIO in 2014, lunch and dinner represented 32% and 68% of revenues, respectively, and alcohol sales accounted for approximately 22% of restaurant sales. Our average annual revenues per comparable BRIO restaurant were $4.3 million in fiscal 2014. As of December 28, 2014, we operated 62 BRIO restaurants in 22 states, all of which we own with the exception of one restaurant that we operate under a management agreement pursuant to which we receive a management fee.
We operate one full-service upscale affordable American-French bistro restaurant in Columbus, Ohio under the brand “Bon Vie.” Our Bon Vie restaurant is included in the BRIO operating and financial data set forth in this annual report.
Real Estate
As of December 28, 2014, we leased 106 operating locations, owned four locations and operated one location under a management agreement, of which 97 are located adjacent to or in lifestyle centers and/or shopping malls and 14 are free-

standing units strategically positioned in high-traffic areas. On average, our restaurants range in size from 6,000 to 9,000 square feet. The majority of our leases provide for minimum annual rentals and contain percentage-of-sales rent provisions against which the minimum rent is applied. A significant percentage of our leases also provide for periodic escalation of minimum annual rent. Typically, our leases are ten or 15 years in length with two, five-year extension options. See Part I, Item 2 “Properties.”
Landlords and developers seek out our concepts to be restaurant anchors for their developments as they are complementary to national retailers, having attracted on average between approximately 2,600-4,200 guests per restaurant each week in fiscal 2014. As a result of the importance of our brands to the retail centers in which we are located, we are often able to negotiate the prime location within a center as well as favorable real estate terms and choose between our two brands to determine which is optimal for a location. This helps to generate attractive returns on our investment and drive positive returns on capital for our shareholders. On average, a restaurant opening requires a net cash investment of approximately $1.5-$2.5 million.
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
Restaurant Operations
We have a group of district partners who report to regional Vice Presidents. The regional Vice Presidents report to our President and Chief Operating Officer, who in turn reports to our Chief Executive Officer. Each restaurant district partner typically supervises the operations of six to nine restaurants in his or her respective geographic areas, and is in frequent contact with each location. We additionally have two Corporate Executive Chefs, one for each brand. The staffing at our restaurants typically consists of a general manager, two to three assistant managers, an executive chef and one to three sous chefs. In addition, our restaurants typically employ 60 to 150 hourly employees. Our operational philosophy is as follows:

•
Offer Italian Food and Wines.  We seek to differentiate ourselves from other multi-location restaurants by offering affordable cuisine prepared using fresh ingredients and authentic Italian cooking methods. To ensure that the menu is consistently prepared to our high standards, we have developed a comprehensive eight week management training program. As part of their skill preparation, all of our executive chefs perform a cooking demonstration. This enables our Corporate Executive Chefs to evaluate a candidate’s skill set. All executive chefs are required to complete eight weeks of kitchen training, including mastering all stations, ordering, receiving and inventory control. Due to our high average unit volumes, the executive chefs are trained throughout the eight weeks to ensure that their food is consistently prepared on a timely basis. In addition, all executive chefs are trained on product and labor management programs to achieve maximum efficiencies. Both of these tools reinforce our commitment to training our employees to run their business from a profit and loss perspective, as well as the culinary side. We offer made-to-order menu items prepared using traditional Italian culinary techniques with an emphasis on fresh ingredients and authentic recipes. Our food menu is complemented by a wine list that offers both familiar varieties as well as wines exclusive to our restaurants. An attention to detail, culinary expertise and focused execution reflects our chef-driven culture. Each brand’s menu has its own distinctive flavor profile, with BRAVO! favoring the more classic Italian cuisine that includes a variety of pasta dishes and pizzas and BRIO favoring a broader selection of premium steaks, chops, seafood, flatbreads, bruschettas and pastas. All of our new menu items are developed by our Corporate Executive Chefs through a six month ideation process designed to meet our high standards of quality and exceed our guests’ expectations.

•
Deliver Superior Guest Service.  We are committed to delivering superior service to each guest, at each meal, each and every day. Significant time and resources are spent in the development and implementation of our training programs, resulting in a comprehensive service system for both hourly service people and management. We offer guests prompt, friendly and efficient service, keeping wait staff-to-table ratios high, and staffing each restaurant with experienced “on the floor” management teams to ensure consistent and attentive guest service. We employ server assistants to ensure prompt delivery of fresh dishes at the appropriate temperature, thus allowing the wait staff to focus on overall guest satisfaction. All service personnel are trained in the specific flavors of each dish. Using an understanding of our menu, the servers assist guests in selecting menu items complementing individual preferences. Only trained, experienced chefs and culinary staff are hired and allowed to operate in the kitchen. Best-in-class service standards are designed to ensure satisfied guests and attract both new and repeat guest traffic.

•
Leverage Our Partnership Management Philosophy.  A key element to our expansion and success has been the development of our partnership management philosophy, which is based on the premise that active and ongoing economic participation (via a bonus plan) by each restaurant’s general manager, executive chef, assistant managers and sous chefs is essential to long-term success. The purpose of this structure is to attract and retain an experienced management team, incentivize the team to execute our strategy and objectives and provide stability to the operating management team. This program is offered to all restaurant management. This provides our management team with the financial incentive to develop people, build lifelong guests and operate their restaurants in accordance with our standards.

Sourcing and Supply
To ensure the highest quality menu ingredients, raw materials and other supplies, we continually research and evaluate products. We contract with Distribution Market Advantage ("DMA"), a cooperative of multiple food distributors located throughout the nation, for the broadline distribution of most of our food products. DMA is a company with whom we negotiate and gain access to third party food distributors and suppliers. In fiscal 2014, we consolidated all of our restaurants under the DMA arrangement and the consolidated distributors supplied us with approximately 70% of our food supplies. We utilize Gordon Food Service (“GFS”), Ben E. Keith Company (“BEK”), Shamrock Foods (“Shamrock”) and Nicholas & Company (“Nicholas”) under the DMA arrangement. At the end of fiscal 2014, GFS, BEK, Shamrock, and Nicholas distributed approximately 81%, 10%, 5% and 4%, respectively, of the food supplies distributed through our DMA arrangement. We negotiate pricing and volume terms either directly with certain of our suppliers and distributors or through DMA. Currently, we have pricing agreements of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry, certain seafood products, dairy products, soups and sauces, bakery items and certain meat products. Our restaurants place orders directly with the distributors and maintain regular distribution schedules.
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
Food Safety
Providing a safe and clean dining experience for our guests is essential to our mission statement. We have taken steps to mitigate food quality and safety risks, including designing and implementing a training program for our chefs, hourly service employees and managers focusing on food safety and quality assurance. In addition, we include food safety standards and procedures in every recipe for our cooks. We also consider food safety and quality assurance when selecting our distributors and suppliers. Our suppliers are inspected by federal, state and local regulators or other reputable, qualified inspection services, which helps ensure their compliance with all federal food safety and quality guidelines.
Marketing and Advertising
The target audience for BRAVO! and BRIO is primarily college-educated professionals, ages 35-65, and their families who dine out frequently for social or special occasions. Our marketing strategy is designed to create brand awareness, reinforce our made-to-order, chef-inspired menu and develop ongoing relationships with these guests, to increase dining frequency and drive comparable restaurant sales growth.
Local Restaurant Marketing
We seek to be active members of our communities through strategic partnerships with local businesses, schools, churches, hotels, chambers of commerce and non-profit agencies. We invest a portion of our marketing budget on neighborhood marketing that enhances brand awareness and competitor proof relationships which in turn create brand advocates. Our restaurant managers work closely with our marketing team and district partners to customize turnkey programs that are specific to each market. Implementation of each program is managed by our store-level operations team.
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
Rewards Program
In the fourth quarter of 2014, both brands offered a new benefit in order to boost core guest frequency. For every five (5) visits, members earn a reward to redeem on their next visit. The reward programs, called “MyBRAVO Rewards” and “MyBRIO Rewards", were designed to reward guests for their continuous dining at our restaurants. Guests can download a MyBRAVO/MyBRIO! Rewards mobile application, register their cards at BRAVO! and BRIO locations or online at www.myBRAVOReward.com or www.myBRIOReward.com. Guests who join receive exclusive offers loaded onto their account, special event information and other announcements via e-mail throughout the year.
Training and Employee Programs
We conduct comprehensive training programs for our management, hourly employees and corporate personnel. Our training department provides a series of formulated training modules that are used throughout our company, including leadership training, team building, food safety certification, alcohol safety programs, guest service philosophy training, sexual harassment training and others. E-learning is utilized for several management training modules in our eight week management training program, which culminates in three days of classroom certification and testing.
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
We have a training and employee development program called Bravo Brio Restaurant Group University (BBRGU). The “Rising Star” program, which was created under the umbrella of BBRGU to develop aspiring hourly team members into assistant managers and chefs, has been an instrumental part of our training and retention program. The key element of the Rising Star program is to provide upward mobility within the organization, utilizing existing labor hours in the restaurants for focused training of the most promising employees. Many of our General Managers and Executive Chefs have gained their positions through internal promotions as a result of this program.
Additionally, we have designed our Assistant General Manager and Executive Sous Chef programs to identify and develop our future General Managers and Executive Chefs from within our current employee base. This program not only reduces the cost of searching and training for these positions, it also provides a specific career path which we can market and promote within our current management teams.
Management Information Systems
Restaurant level financial and accounting controls are handled through a point-of-sale (“POS”) cash register system and computer network in each restaurant that communicates with our corporate headquarters. The POS system is also used to authorize and transmit credit card sales transactions. Our restaurant communications are comprised of cable, DSL, Fractional T1 and T1 lines. Our restaurants use back-office applications to manage the business and control both food and labor costs. The food control software helps drive food and beverage costs down by identifying kitchen or bar inefficiencies and, through the menu engineering capabilities, it aides in enhancing profitability. The labor control software provides the ability to schedule labor and manage labor costs, including time clock governance that does not allow an employee to “clock in” more than a designated amount of time before a scheduled shift.
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
Both BRAVO and BRIO have mobile applications in both the Apple and Google app stores. These mobile applications allow our guests to view our menus, find a location and get directions. We also have Online Ordering for both BRAVO! and BRIO restaurants. Guests can order online for both BRAVO! and BRIO via our mobile applications or websites. We also continue to support the wireless access points in all of our restaurants to provide our guests wireless internet services.
In the fourth quarter of 2014, we implemented an on-line reservation system at both brands that provides our guests the means to easily gain access to available tables in our restaurants.

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
During fiscal 2014, approximately 20% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. The failure of a restaurant to obtain its licenses, permits or other approvals, or any suspension of such licenses, permits or other approvals, would adversely affect that restaurant’s operations and profitability and could adversely affect our ability to obtain these licenses, permits and approvals elsewhere. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including: the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the serving of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.
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
Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, sick leave and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, could be detrimental to the profitability of our restaurants. Minimum wage increases in recent years at the federal level and in the states in which we operate have impacted the profitability of our restaurants and led to increased menu prices. In addition, the costs of insurance and medical care have risen significantly over the past few years and are expected to continue to increase. The national health care reform legislation enacted on March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”), has increased our health care benefit costs. The requirement that we provide health insurance benefits to staff members or the additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. While we carry employment practices insurance covering a variety of labor-related liability claims, a settlement or judgment against us that is uninsured or in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity or financial position.
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
Intellectual Property
We currently own eight separate registrations in connection with restaurant service from the United States Patent and Trademark Office for the following trademarks: Bravo Brio Restaurant Group®, BRAVO!®, BRAVO! Cucina Italiana®, Cucina BRAVO! Italiana®, BRAVO! Italian Kitchen®, Brio®, Brio Tuscan Grille™ and Bon Vie®. Our registrations confer a federally recognized exclusive right for us to use these trademarks throughout the United States, and we can prevent the adoption of confusingly similar trademarks by other restaurants that do not possess superior common law rights in particular markets. An important part of our intellectual property strategy is the monitoring and enforcement of our rights in markets in which our restaurants currently exist or markets which we intend to enter in the future. We also monitor trademark registers to oppose the registration of confusingly similar trademarks or to limit the expansion of existing trademarks with superior common law rights.
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
Seasonality
Our business is highly sensitive to seasonal fluctuations as, historically, the percentage of operating income earned during the fourth quarter has been higher due in part to higher restaurant sales during the year-end holiday season.
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

Employees
As of December 28, 2014, we had approximately 11,000 employees of whom approximately 100 were corporate management and staff personnel, approximately 700 were restaurant managers or trainees, and approximately 10,200 were employees in non-management restaurant positions. None of our employees are unionized or covered by a collective bargaining agreement.
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
Future growth in revenues and profits will depend on our ability to grow sales and efficiently manage costs in our existing and new restaurants. As of December 28, 2014, we operated 49 BRAVO! restaurants and 62 BRIO restaurants, of which three BRAVO! restaurant and three BRIO restaurants were opened within the preceding twelve months. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.
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
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2010, we have expanded from 45 BRAVO! restaurants and 36 BRIO restaurants to 49 BRAVO! restaurants and 62 BRIO restaurants, as of December 28, 2014. The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

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
We, together with the rest of the restaurant industry, depend upon consumer discretionary spending. The recent recession impacted consumers’ ability and willingness to spend discretionary dollars. Economic conditions may remain volatile and may repress consumer confidence and discretionary spending for the near term. Guest traffic could be adversely impacted if our guests choose to dine out less frequently or reduce the amount they spend on meals while dining out. Additionally, a decline in corporate travel and entertainment spending could result in a decrease in the traffic of business travelers at our restaurants. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures have resulted and could result from prolonged negative restaurant sales. We closed 3 restaurants during 2014.
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
Our financial performance is highly dependent on restaurants located in Ohio, Florida, Michigan, Pennsylvania and Texas, which comprise approximately 49% of our total restaurants. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates and the overall economic crisis than other geographic areas. In addition, given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters.
In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. Approximately 28% of our total restaurants are located in Ohio, Michigan and Pennsylvania, which are particularly susceptible to snowfall, and 15% of our total restaurants are located in Florida and Louisiana, which are particularly susceptible to hurricanes. Our business is subject to seasonal fluctuations, with restaurant sales typically higher during certain months, such as December. Adverse weather conditions during our most favorable months or periods may exacerbate the effect of adverse weather on guest traffic and may cause fluctuations in our operating results from quarter-to-quarter within a fiscal year. For example, Hurricane Sandy affected the entire eastern seaboard with extremely high winds, heavy rainfall and flooding in October 2012, which lead to reduced guest traffic and even closures at some of our restaurants. In addition, outdoor patio seating is available at most of our restaurants and may be impacted by a number of weather-related factors. Our inability to fully utilize our restaurants’ seating capacity as planned may negatively impact our revenues and results of operations.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on local, regional and national distributors and suppliers to provide our produce, beef, poultry, seafood and other ingredients. We contract with DMA for the broadline distribution of most of our food products. Other than for a portion of our commodities, which are purchased locally by each restaurant, we rely on GFS and BEK as the primary distributors of a majority of our ingredients. Through our agreement with DMA, we have a non-exclusive arrangement with both GFS and BEK on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by either GFS or BEK could cause our food costs to increase. Additionally, we currently rely on sole suppliers for certain of our food products, including some of our soups and sauces. Failure to identify an alternate source of supply for these items may result in significant cost increases. Increases in distribution costs or sale prices could also cause our food costs to increase. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price or availability of certain food products could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation.
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
The restaurant industry is highly competitive with respect to food quality, ambiance, service, price and value and location, and a substantial number of restaurant operations compete with us for guest traffic. The main competitors for our brands are other operators of mid-priced, full service concepts in the multi-location upscale affordable dining segment in which we compete most directly for real estate locations and guests, including Maggiano’s, Cheesecake Factory, P.F. Chang’s and BJ’s Restaurants. We also compete to a lesser extent with nationally recognized casual dining Italian restaurants such as Romano’s Macaroni Grill, Carrabba’s Italian Grill and Olive Garden, as well as high quality, locally-owned and operated Italian restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing restaurants or intend to locate new restaurants. Any inability to successfully compete with the other restaurants in our markets will place downward pressure on our guest traffic and may prevent us from increasing or sustaining our revenues and profitability. We may also need to evolve our concepts in order to compete with popular new restaurant formats or concepts that develop from time to time, and we cannot offer any assurance that we will be successful in doing so or that modifications to our concepts will not reduce our profitability. A recent trend in shopping malls and lifestyle centers has been to convert retail spaces into new restaurant locations further increasing competition for guests at a specific center. In addition, with improving product offerings at fast casual restaurants, quick-service restaurants and grocery stores and the influence of other factors, consumers may choose less expensive alternatives, which could also negatively affect guest traffic at our restaurants.
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
In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for financial performance. We regularly review any restaurant that is cash flow negative for the previous four quarters to determine if impairment testing is warranted. As part of the review we also take into account that our business is highly sensitive to seasonal fluctuations, including the holiday season at the end of the fourth quarter as it significantly impacts our short and long term projections for each location. These estimates may result in a wide range of variability on a year to year basis due to the nature of the criteria. We evaluate future cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. Based on this analysis, if we believe the carrying amount of the assets is not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds estimated fair value. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies — Impairment of Long-Lived Assets.” As a result of the above mentioned review process, we did not incur an asset impairment charge in 2014. We did incur an asset impairment charge of approximately $14.2 million in fiscal 2013 related to five restaurants and an asset impairment charge of approximately $4.1 million in fiscal 2012 related to two restaurants.

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
The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Saed Mohseni, our Chief Executive Officer; James J. O’Connor, our Chief Financial Officer, Treasurer and Secretary; and Brian O'Malley, our President and Chief Operating Officer, as well as certain other key personnel. We currently have employment agreements in place with Mr. Mohseni, Mr. O’Connor and Mr. O'Malley. The loss of the services of our CEO, CFO, President and COO or other key employees could have a material adverse effect on our business and plans for future development. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key man life insurance policies for any of our employees.
Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
We opened three BRAVO! and three BRIO restaurants in 2014, one BRAVO! and seven BRIO restaurants in 2013, and one BRAVO! and nine BRIO restaurants in 2012. Our recent and future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.
Restaurant companies have been the target of class-actions and other litigation alleging, among other things, violations of federal and state law.
In recent years, a number of restaurant companies have been subject to claims by guests, employees and others regarding issues such as food safety, personal injury and premises liability, employment-related claims, harassment, discrimination, disability and other operational issues common to the foodservice industry. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time, including a 2012 class action lawsuit initiated by tipped employees at a BRAVO! location in Des Moines, Iowa. In this lawsuit, it was alleged that we were in violation of the Fair Standards Act for some of our employees at that location. While we settled this lawsuit for an immaterial amount and no other such lawsuits have had a material impact historically, an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have an adverse impact on our profitability and could cause variability in our results compared to expectations. We are self-insured, or carry insurance policies with specific retention levels, for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s practice liability, director and officer and other insurable risks. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, we could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims and the diversion of time and resources from our operations.
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
We believe our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance, employer’s practice liability insurance and directors’ and officers’ liability insurance fluctuates based on our historical trends, market conditions and availability. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2015 and beyond. These increases, as well as recently-enacted federal legislation requiring employers to provide specified levels of health insurance to employees averaging greater than 30 hours per week, could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our guests.

Our indebtedness may limit our ability to invest in the ongoing needs of our business.
On November 5, 2014, the Company entered into a new credit agreement (the "2014 Credit Agreement") with a syndicate of financial institutions. The Company used borrowings under the 2014 Credit Agreement to repay in full the balances due under its former credit agreement, dated October 26, 2010, and subsequently terminated that agreement. As of December 28, 2014, we had approximately $56.0 million of outstanding indebtedness under our revolving credit facility. As of December 28, 2014, we had $41.6 million of revolving loan availability under our revolving credit facility (after giving effect to $2.4 million of outstanding letters of credit). For the year ended December 28, 2014, our total borrowings, repayments on indebtedness and cash interest payments were $169.8 million, $129.5 million and $0.6 million, respectively. For the year ended December 29, 2013, we had no new borrowings, our total repayments on indebtedness and cash interest payments were $7.4 million and $0.8 million, respectively. Our revolving credit facility matures in 2019, and borrowings under the revolving credit facility bear interest at our option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%.
Our indebtedness could have important consequences to you. For example, it:

•
requires us to utilize a portion of our cash flow from operations for payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity and other general corporate purposes;

•	increases our vulnerability to adverse general economic or industry conditions;

•	makes us more vulnerable to increases in interest rates, as borrowings under our revolving credit facility are at variable rates;

•	limits our ability to obtain additional financing in the future for working capital or other purposes; and

•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.
Although our revolving credit facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.
Our revolving credit facility requires us to maintain certain fixed charge coverage ratios and leverage ratios, which become more restrictive over time. While we have never defaulted on compliance with any financial covenants under the terms of our indebtedness, our ability to comply with these ratios in the future may be affected by events beyond our control, and an inability to comply with the required financial ratios could result in a default under our revolving credit facility. In the event of any default, the lenders under our revolving credit facility could elect to terminate lending commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable.
See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”
We may be unable to obtain debt or other financing on favorable terms or at all.
There are inherent risks in our ability to borrow. Our lenders may have suffered losses related to their lending and other financial relationships, increased financial instability of many borrowers and the declining value of their assets. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facility, refinance our existing indebtedness or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our revolving credit facility because of a lender default or to obtain other cost-effective financing.
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
If our efforts to register, maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. We may also face the risk of claims that we have infringed third parties’ intellectual property rights. If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, require us to rebrand our restaurants, if feasible, divert management’s attention and resources or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.
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
New and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the rules and regulations of the SEC and the Nasdaq Stock Market, have created uncertainty for public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.
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
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. While we are in compliance with the Sarbanes-Oxley Act for fiscal 2014, there is no guarantee that we will meet all areas of compliance in future years. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.
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
As of December 28, 2014, we had 20,177,174 common shares issued, and 5,083,281 treasury shares repurchased through the end of 2014. In addition, we have reserved 1.9 million common shares for issuance under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan, of which 294,749 shares are subject to vesting under outstanding restricted stock awards and 1,251,622 shares remain eligible for future issuance. Stock options to purchase an aggregate of 840,658 common shares are currently vested and outstanding under the Bravo Development, Inc. Option Plan.
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
Although no preferred shares were outstanding as of December 28, 2014 and although we have no present plans to issue any preferred shares, our articles of incorporation authorize the board of directors to issue up to 5,000,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our board of directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of our company, even if some of our shareholders consider such change of control to be beneficial.
Since we do not expect to pay any dividends for the foreseeable future, investors may be forced to sell their shares in order to realize a return on their investment.
We have not declared or paid any dividends on our common shares. We do not anticipate that we will pay any dividends to holders of our common shares for the foreseeable future. Any payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is limited by the terms of our revolving credit facility and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment.
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
Item 1B.   Unresolved Staff Comments.
None.

Item 2.   Properties.
The following table sets forth our restaurant locations as of December 28, 2014.

Location	Bravo Restaurants	Brio Restaurants		Total Number of Restaurants
Alabama	—	1		1
Arizona	—	2		2
Arkansas	1	—		1
California	—	2		2
Colorado	—	2		2
Connecticut	—	2		2
Delaware	—	1		1
Florida	3	13		16
Georgia	—	2		2
Illinois	2	1		3
Indiana	2	—		2
Iowa	1	—		1
Kansas	1	—		1
Kentucky	1	1		2
Louisiana	1	—		1
Maryland	—	3		3
Massachusetts	—	1		1
Michigan	5	2		7
Missouri	2	2		4
Nebraska	1	—		1
Nevada	—	2		2
New Jersey	—	5		5
New Mexico	1	—		1
New York	1	1		2
North Carolina	3	3	*	6	*
Ohio	11	6		17
Oklahoma	1	—		1
Pennsylvania	7	—		7
Tennessee	1	—		1
Texas	1	6		7
Utah	—	2		2
Virginia	2	2		4
Wisconsin	1	—		1
Total	49	62		111
_________________________

*	Includes one location that we operate pursuant to a management agreement and do not own.
We own four properties, two in Ohio and one in each of Indiana and Pennsylvania, and operate restaurants on each of these sites. We lease the land and buildings for the other 106 Company owned restaurants used in our operations under various long-term operating lease agreements. The initial lease terms range from ten to 20 years. The leases include renewal options for two to 20 additional years. Our leases currently expire between 2016 and 2031. The majority of our leases provide for base (fixed) rent, plus additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. We are also generally obligated to pay certain real estate taxes, insurance, common area maintenance charges and various other expenses related to the properties. Our main office, not included in the table above, is also leased and is located at 777 Goodale Boulevard, Suite 100, Columbus, Ohio 43212.

Item 3.   Legal Proceedings.
Occasionally we are a party to various legal actions arising in the ordinary course of our business, including claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of March 6, 2015, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations, or cash flows, except as may be noted in Part IV, Item 15, note 12, of this annual report.
Item 4.   Mine Safety Disclosures.
Not applicable.
Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Our common shares have been traded on the NASDAQ Stock Market under the symbol “BBRG” since October 21, 2010. The following table set forth, for the periods indicated, the high and low price per share of our common shares, as reported by the NASDAQ Stock Market:

	High	Low
Fiscal 2014 Quarter Ended
March 30, 2014	$16.44	$14.05
June 29, 2014	$16.12	$14.11
September 28, 2014	$16.23	$13.31
December 28, 2014	$14.44	$12.62

Fiscal 2013 Quarter Ended
March 31, 2013	$16.12	$13.18
June 30, 2013	$19.01	$15.37
September 29, 2013	$18.36	$14.95
December 29, 2013	$16.94	$14.61
Dividend Policy
We have not paid or declared any cash dividends on our common shares and do not anticipate paying any dividends on our common shares in the foreseeable future. We currently intend to retain any future earnings to fund the operation, development and expansion of our business. Any future determinations relating to our dividend policies will be made at the discretion of our board of directors and will depend on existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, our ability to declare and pay dividends is limited by covenants in our revolving credit facility. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."
Holders
There were 13 holders of record of our common shares at March 6, 2015, and we estimate there were 2,900 beneficial shareholders on that date.
Share-Based Compensation Plan Information
See Part III, Item 12, for information relating to securities authorized for issuance under the Company's equity compensation plans.

Price Performance Graph
The graph below compares the cumulative total shareholder return on $100.00 invested at the opening of the market on October 21, 2010, the date the Company’s common shares were first listed on the NASDAQ Stock Market, through and including the market close on December 28, 2014, with the cumulative total return of the same time period on the same amount invested in the NASDAQ Composite® (US) Index and the Nation’s Restaurant News Stock Index. The chart below the graph sets forth the actual numbers depicted on the graph.

	10/21/2010	12/26/2010	12/25/2011	12/30/2012	12/29/2013	12/28/2014
Bravo Brio Restaurant Group, Inc.	$100.00	$129.03	$109.86	$90.90	$115.24	$89.79
NASDAQ Composite® (US) Index	$100.00	$107.89	$105.99	$119.82	$168.23	$194.56
Nation’s Restaurant News Stock Index	$100.00	$104.84	$131.27	$130.83	$170.00	$174.39
Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities
We did not make any sales of unregistered Company securities during 2014.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of common shares made during the quarter ended December 28, 2014 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Exchange Act of 1934, as amended.

Bravo Brio Restaurant Group Accounting Periods	Total Number of Shares Purchased	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization (1)	Approximate Dollar Value of Shares the May Yet Be Purchased Under the Plans or Programs (2)
9/29/2014-10/26/2014	—	$—	—		$4,900,201
10/27/2014-11/23/2014	—	—	—		$4,900,201
11/24/2014-12/28/2014	3,571,431	14.00	3,571,431	$50,000,000	$—
Total for the Quarter	3,571,431	$14.00	3,571,431
_________________________

(1)
On November 12, 2014, the Company commenced a modified "Dutch auction" tender offer to repurchase its common shares for an aggregate purchase price of up to $50.0 million. On December 10, 2014, the tender offer expired and on December 17, 2014, the Company repurchased 3.6 million shares for an aggregate purchase price of $50.0 million. The Company incurred costs of $0.6 million in connection with the tender offer.

(2)
On October 23, 2013, the Board of Directors authorized a 10b-18 plan whereby the Company was authorized to make up to $20 million in share repurchases prior to the plan’s expiration on December 28, 2014. There were no purchases made pursuant to this plan during the thirteen weeks ended December 28, 2014.

(3)
The purchase price for the 3.6 million shares repurchased in the tender offer that commenced on November 12, 2014 was $14.00 per share. The Company incurred costs of $0.6 million in connection with the tender offer, which were recorded to treasury shares, resulting in an effective aggregate purchase price of approximately $14.18 per share.

Item 6.   Selected Financial Data.
The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The selected historical consolidated financial data as of December 28, 2014 and December 29, 2013 and for the three years in the period ended December 28, 2014 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data as of December 30, 2012, December 25, 2011 and December 26, 2010 and for the two years in the period ended December 25, 2011 have been derived from our audited consolidated financial statements not included elsewhere in this annual report.
BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
(Dollars in thousands except per share data)

	Fiscal Year(1)
	2014	2013	2012	2011	2010
Statement of Operations Data
Revenues	$408,309	$411,091	$409,065	$369,245	$343,025
Costs and Expenses
Cost of sales	107,078	105,628	106,716	98,175	89,456
Labor	144,848	143,097	139,917	124,352	114,468
Operating	65,851	64,970	62,016	56,578	53,331
Occupancy	29,013	28,506	26,088	23,424	22,729
General and administrative expenses	22,575	22,697	23,684	21,234	37,539
Restaurant pre-opening costs	3,204	3,560	4,492	4,803	2,375
Asset impairment charges	—	14,196	4,060	2,229	—
Depreciation and amortization	20,288	20,019	18,939	16,983	16,708
Total costs and expenses	392,857	402,673	385,912	347,778	336,606
Income from operations	15,452	8,418	23,153	21,467	6,419
Loss on extinguishment of debt	—	—	—	—	1,300
Interest expense, net	1,347	1,143	1,353	1,711	6,121
Income (loss) before income tax expense	14,105	7,275	21,800	19,756	(1,002)
Income tax expense (benefit)(2)	2,283	(268)	5,652	(56,688)	228
Net income (loss)	11,822	7,543	16,148	76,444	(1,230)
Undeclared preferred dividends- net of adjustments(3)	—	—	—	—	(3,769)
Net income (loss) attributed to common shareholders	$11,822	$7,543	$16,148	$76,444	$(4,999)
Per Share Data
Net income (loss) attributed to common shareholders —
Basic	$0.63	$0.39	$0.82	$3.96	$(0.54)
Diluted	$0.60	$0.37	$0.78	$3.72	$(0.54)
Weighted average shares outstanding —
Basic	18,863	19,542	19,584	19,322	9,281
Diluted	19,701	20,432	20,612	20,550	9,281

Balance Sheet Data (at the end of the period)
Cash and cash equivalents	$427	$7,640	$13,717	$10,093	$2,460
Working capital (deficit)	(41,801)	(26,204)	(25,806)	(26,280)	(35,334)
Total assets	251,763	254,852	263,338	247,626	163,453
Total debt	56,000	15,693	23,086	32,571	41,000
Total shareholders’ equity	53,784	103,776	100,283	84,584	6,403
_________________________

(1)	We utilize a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. With the exception of 2012, which was a 53-week year, each of the above fiscal years had 52 weeks.

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

Non-GAAP Measures
As adjusted net income and as adjusted net income per share are supplemental measures of our performance that are not required or presented in accordance with generally accepted accounting principles, or GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered by themselves or as a substitute for measures of performance prepared in accordance with GAAP.
We calculate these non-GAAP measures by adjusting net income and net income per share for the impact of certain non-comparable items that are reflected in our GAAP results. We believe these adjusted measures provide additional information to facilitate the comparison of our past and present financial results and assist users of the financial statements to better understand our results. We utilize results that both include and exclude the identified items in evaluating our business performance. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will not be affected by certain unusual or non-comparable items.
The following is a reconciliation from net income and net income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Fiscal Year
	2014	2013
Net income	$11,822	$7,543
Impact from:
Asset Impairment Charges, net of taxes (1)	—	8,802
Write-off of unamortized loan origination fees, net of tax (2)	$316	—
As adjusted net income	$12,138	$16,345

	Basic		Diluted
	2014	2013	2014	2013
Net income per share	$0.63	$0.39	$0.60	$0.37
Impact from:
Asset Impairment Charges, net of taxes (1)	—	0.45	—	0.43
Write-off of unamortized loan origination fees (2)	0.02	—	0.02	—
As adjusted net income per share	$0.65	$0.84	$0.62	$0.80
_________________________

1)	Reflects non-cash asset impairment charges, net of tax, in fiscal 2013 for five restaurants.

2)	Reflects non-cash write off of unamortized loan origination fees, net of tax, in fiscal 2014 related to the termination of the credit agreement dated October 26, 2010 on November 5, 2014.

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

Our approach to operations continues to focus on core ways to drive and grow our business. We look for new and different ways to increase our comparable sales through various initiatives. We are constantly identifying new potential sites to expand both of our brands by opening new restaurants in the best possible locations within a development and throughout the country. We will continue to evaluate our existing restaurant base to ensure each location is meeting our standards from both an operational and profitability standpoint. Finally, we explore all of our options for deploying our capital in a way that is best for our shareholders and our business.
Our business is highly sensitive to seasonal fluctuations as historically the percentage of operating income earned during the fourth quarter has been higher due, in part, to higher restaurant sales during the year-end holiday season.  Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by negative guest traffic, in each quarter of 2013 and 2014. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.
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

Results of Operations
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenues:

	Fiscal Year Ended
	December 28, 2014	% of Revenue	December 29, 2013	% of Revenue	December 30, 2012	% of Revenue
	(Dollars in thousands)
Revenues	$408,309	100%	$411,091	100%	$409,065	100%
Costs and Expenses
Cost of sales	107,078	26.2%	105,628	25.7%	106,716	26.1%
Labor	144,848	35.5%	143,097	34.8%	139,917	34.2%
Operating	65,851	16.1%	64,970	15.8%	62,016	15.2%
Occupancy	29,013	7.1%	28,506	6.9%	26,088	6.4%
General and administrative expenses	22,575	5.5%	22,697	5.5%	23,684	5.8%
Restaurant pre-opening costs	3,204	0.8%	3,560	0.9%	4,492	1.1%
Asset impairment charges	—	—%	14,196	3.5%	4,060	1.0%
Depreciation and amortization	20,288	5.0%	20,019	4.9%	18,939	4.6%
Total costs and expenses	392,857	96.2%	402,673	98.0%	385,912	94.3%
Income from operations	15,452	3.8%	8,418	2.0%	23,153	5.7%
Interest expense, net	1,347	0.3%	1,143	0.3%	1,353	0.3%
Income before income taxes	14,105	3.5%	7,275	1.8%	21,800	5.3%
Income tax expense (benefit)	2,283	0.6%	(268)	(0.1)%	5,652	1.4%
Net income	$11,822	2.9%	$7,543	1.8%	$16,148	3.9%
Certain percentage amounts may not sum due to rounding.
Fifty-Two Weeks Ended December 28, 2014 Compared to Fifty-Two Weeks Ended December 29, 2013
Revenues.  Revenues decreased $2.8 million, or 0.7%, to $408.3 million in fiscal 2014, compared to $411.1 million in fiscal 2013. Comparable sales for 2014 decreased 5.0% as compared to the prior year due to a 6.0% decrease in guest counts partially offset by a 1.0% increase in average check. Partially offsetting the decrease in comparable restaurant sales was a net additional 179 operating weeks provided by eight Company owned restaurants opened in 2013 and six restaurants opened in 2014, less the operating weeks of three restaurant closures in both 2014 and 2013. We consider a restaurant to be part of the comparative restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $7.3 million, or 4.6%, to $151.7 million in fiscal 2014 as compared to $159.0 million in fiscal 2013. The decrease in revenues was primarily due to a decrease in comparable sales. Comparable sales for the BRAVO! brand restaurants decreased 5.5%, or $8.4 million, to $144.5 million in fiscal 2014 due to a decrease in guest counts partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $1.1 million to $7.2 million in fiscal 2014 due to the growth in our restaurant base. At December 28, 2014, there were 45 BRAVO! restaurants included in the comparable restaurant base and four BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues increased $4.0 million, or 1.6%, to $254.9 million in fiscal 2014 as compared to $250.9 million in fiscal 2013. The increase in revenues was due to additional operating weeks provided by new restaurant openings in 2014 and 2013, partially offset by a decrease in comparable sales. Comparable sales for the BRIO brand restaurants decreased 4.6%, or $10.6 million, to $219.6 million in fiscal 2014, due to a decrease in comparable guest counts and average check. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $14.6 million to $35.3 million in fiscal 2014 due to the growth in our restaurant base. At December 28, 2014, there were 53 BRIO restaurants included in the comparable restaurant base and eight BRIO restaurants not included in the comparable restaurant base.
Cost of Sales.  Cost of sales increased $1.5 million, or 1.4%, to $107.1 million in fiscal 2014, from $105.6 million in fiscal 2013. The increase was primarily due to a commodity cost increase of 3.5% in 2014, partially offset by a decrease in revenues. As a percentage of revenues, cost of sales increased 0.5% to 26.2% in 2014 as compared to 25.7% in 2013, due to commodity cost increases primarily for dairy, produce and seafood products, partially offset by the impact of a menu price increase. Food costs increased 0.7% as a percentage of revenues and increased by $2.0 million in total dollars for 2014 as compared to 2013. Beverage costs decreased 0.1% as a percentage of revenues and decreased in total dollars by $0.5 million in 2014 as compared to 2013.
Labor Costs.  Labor costs increased $1.7 million, or 1.2%, to $144.8 million in fiscal 2014, from $143.1 million in fiscal 2013. As a percentage of revenues, labor costs increased to 35.5% in 2014, from 34.8% in 2013, primarily due to the deleveraging resulting from the decrease in our comparable revenues as well as increased workers' compensation expenses.
Operating Costs.  Operating costs increased $0.9 million, or 1.4%, to $65.9 million in 2014, from $65.0 million in 2013. This increase was driven by a net additional 179 operating weeks due to restaurant openings in 2014 and 2013 and increases in utilities and general liability insurance expense. As a percentage of revenues, operating costs increased to 16.1% in 2014, from 15.8% in 2013. The increase as a percentage of revenues was primarily due to increases in utilities and insurance expense, as well as the deleveraging related to the decrease in comparable restaurant sales.
Occupancy Costs.  Occupancy costs increased $0.5 million, or 1.8%, to $29.0 million in fiscal 2014, from $28.5 million in fiscal 2013. The increase in occupancy costs in total dollars was primarily due to the additional restaurants opened in 2014 and 2013, partially offset by the net effect of restaurant closures resulting in the accelerated recognition of deferred lease incentives that exceeded restaurant closure costs. As a percentage of revenues, occupancy costs increased to 7.1% in 2014, from 6.9% in 2013. The increase as a percentage of revenues was primarily related to deleveraging due to the decrease in comparable restaurant sales.
General and Administrative.  General and administrative expenses decreased $0.1 million, or 0.5%, to $22.6 million in fiscal 2014, from $22.7 million in fiscal 2013. The decrease in general and administrative expenses was attributable to lower travel, stock compensation costs, and corporate bonus as compared to the prior period. As a percentage of revenues, general and administrative expenses remained flat at 5.5% in 2014 as compared to 2013.
Restaurant Pre-opening Costs.  Pre-opening costs decreased by $0.4 million to $3.2 million in 2014, from $3.6 million in 2013. The decrease in pre-opening costs was due to the impact of opening six new restaurants and four additional restaurants under construction at the end of 2014 compared to eight new restaurants opened and no additional restaurants under construction at the end of 2013. Pre-opening costs are incurred prior to a restaurant opening and may be incurred into the first month of operations, however the costs that are included in any one period are related to the timing of the work being done and when costs are actually incurred. As a percentage of revenues, pre-opening costs decreased to 0.8% in 2014, from 0.9% in 2013.
Impairment.  We review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Our impairment charges have occurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy. Based upon our analysis, we did not incur a non-cash impairment charge in 2014. We did incur a non-cash charge of $14.2 million in 2013 related to the impairment of five restaurants.
Depreciation and Amortization.  Depreciation and amortization expenses increased by approximately $0.3 million, or 1.3%, to $20.3 million in fiscal 2014, from $20.0 million in fiscal 2013. The increase in costs in 2014 was primarily due to depreciation related to the growth of our restaurant base in 2014 and 2013. As a percentage of revenues, depreciation and amortization expenses increased to 5.0% in 2014 as compared to 4.9% in 2013.
Interest Expense, Net.  Interest expense, net increased approximately $0.2 million, or 17.8%, to $1.3 million in 2014, from $1.1 million in 2013. The increase was primarily due to the write-off of unamortized loan origination fees resulting from the termination of the 2010 Credit Agreement.
Income Taxes.  Income taxes expense increased $2.6 million to $2.3 million, or 16.2% of income before income taxes, in 2014, as compared to an income tax benefit of $0.3 million, or (3.7%) of income before income taxes, in 2013. The increase in income tax expense was a result of an increase in income before income taxes which was mainly driven by the impact of the impairment charges in 2013, partially offset by the decrease in comparable restaurant sales.
Non-GAAP Net Income.  As adjusted net income is a supplemental measure of our performance that is not required or presented in accordance with GAAP. We calculate this non-GAAP measure by adjusting net income for the impact of certain non-comparable items that are reflected in our GAAP results. As adjusted net income for fiscal 2014 and 2013 was $12.1 million and $16.3 million, respectively. This decrease was primarily the result of an increase in costs and expenses from operations in excess of the growth in revenues in 2014 as compared to 2013. A full reconciliation from GAAP net income to as adjusted net income for fiscal 2014 and fiscal 2013 can be found at Part II, Item 6 of this annual report, “Selected Financial Data”.
Fifty-Two Weeks Ended December 29, 2013 Compared to Fifty-Three Weeks Ended December 30, 2012
Revenues.  Revenues increased $2.0 million, or 0.5%, to $411.1 million in fiscal 2013, compared to $409.1 million in fiscal 2012. This increase was driven by additional revenues related primarily to an additional 301 operating weeks provided by new restaurants opened in 2013 and 2012 offset by revenues incurred in the non comparable week in fiscal 2012, the impact of the three restaurant closures in 2013 and a decrease in comparable restaurant sales. Adjusting for the non comparable week in 2012, comparable restaurant sales for 2013 decreased 2.8% as compared to the prior year due to a 3.6% decrease in guest counts partially offset by a 0.8% increase in average check. Additionally, during the second quarter of 2012, we opened one BRIO that we do not own but which we operate pursuant to a management agreement under which we receive a management fee. Other than our receipt of this management fee, the operation of this restaurant has no impact on our financial statements.
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
Operating Costs.  Operating costs increased $3.0 million, or 4.8%, to $65.0 million in 2013, from $62.0 million in 2012. This increase was driven by an additional 301 operating weeks due to restaurant openings in 2013 and 2012 partially offset by the impact of the additional calendar week in 2012. As a percentage of revenues, operating costs increased to 15.8% in 2013, from 15.2% in 2012. The increase as a percentage of revenues was primarily due to deleveraging related to the decrease in comparable restaurant sales.
Occupancy Costs.  Occupancy costs increased $2.4 million, or 9.3%, to $28.5 million in fiscal 2013, from $26.1 million in fiscal 2012. The increase in occupancy costs in total dollars was primarily due to the additional restaurants opened in 2013 and 2012. As a percentage of revenues, occupancy costs increased to 6.9% in 2013, from 6.4% in 2012. The increase as a percentage of revenues was primarily related to deleveraging due to the impact of the additional calendar week in 2012 and the decrease in comparable restaurant sales.

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
Interest Expense, Net.  Interest expense, net decreased approximately $0.3 million, or 15.5%, to $1.1 million in 2013, from $1.4 million in 2012. The decrease was due to the pay down of debt incurred under our 2010 Credit Agreement (as hereinafter defined) and the resulting lower average balances in fiscal 2013, as well as the impact of an additional calendar week of interest incurred in 2012.
Income Taxes.  Income taxes decreased $5.9 million to an income tax benefit of $0.3 million, or (3.7)% of income before income taxes, in 2013, as compared to income tax expense of $5.7 million, or 25.9% of income before income taxes, in 2012. The decrease in income tax expense was a result of the impact of the increased impairment charges in 2013 in excess of those incurred in 2012.
Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our revolving credit facility. As of December 28, 2014, we had approximately $0.4 million in cash and cash equivalents and approximately $41.6 million of availability under our revolving credit facility (after giving effect to $2.4 million of outstanding letters of credit at December 28, 2014). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our revolving credit facility and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.
Consistent with many other restaurant and retail chain store operations, we use operating lease arrangements for the majority of our restaurant locations. We believe that these operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. Currently, operating lease obligations are not reflected as indebtedness on our consolidated balance sheet. The use of operating lease arrangements could impact our capacity to borrow money under our revolving credit facility. However, restaurant real estate operating leases are expressly excluded from the restrictions under our revolving credit facility related to the incurrence of funded indebtedness.
Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in this annual report under Part I, Item 1A “Risk Factors.”

The following table presents a summary of our cash flows for the years ended December 28, 2014, December 29, 2013 and December 30, 2012.

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(in thousands)
Net cash provided by operating activities	$46,908	$37,735	$52,300
Net cash used in investing activities	(29,914)	(29,632)	(36,387)
Net cash used in financing activities	(24,207)	(14,180)	(12,289)
Net decrease in cash and cash equivalents	(7,213)	(6,077)	3,624
Cash and cash equivalents at beginning of year	7,640	13,717	10,093
Cash and cash equivalents at end of year	$427	$7,640	$13,717
Year Ended December 28, 2014 Compared to Year Ended December 29, 2013
Operating Activities.  Net cash provided by operating activities was $46.9 million in 2014, compared to $37.7 million in 2013. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and credit cards and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities in 2014 compared to 2013 was primarily due to an increase in cash receipts in excess of cash expenditures from the prior year. This was primarily due to the repayment of tenant allowances received and timing of rent and construction related payments in 2013 as compared to 2014. Cash receipts in 2014 and 2013, including the net redemption of gift cards, were $408.2 million and $411.8 million, respectively. Cash expenditures during 2014 and 2013 were $369.4 million and $380.4 million, respectively.
Investing Activities.  Net cash used in investing activities was $29.9 million in 2014, compared to $29.6 million in 2013. We used cash primarily to purchase property and equipment related to our restaurant expansion plans. The increase in spending was related to the timing of restaurant openings, as well as the number of restaurants that were opened during 2014 versus 2013. During 2014, we opened six restaurants and had four additional restaurants under construction at year end, while in 2013 we opened eight company owned restaurants and had no additional restaurants under construction at year end.
Financing Activities.  Net cash used in financing activities was $24.2 million in 2014, compared to $14.2 million in 2013. In 2014 we repaid $129.5 million in debt related to the termination of the 2010 Credit Agreement and gross repayments under our revolving credit facilities, repurchased $63.6 million in treasury stock, incurred a net $0.5 million cash outflow related to our equity plans and paid $0.4 million in loan origination fees for the 2014 Credit Agreement. Partially offsetting these outflows, we had gross borrowings under our revolving credit facilities of $169.8 million. In 2013 we paid down debt by $7.4 million, repurchased $6.5 million in treasury stock and incurred a net $0.3 million cash outflow related to our equity plans.
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
Financing Activities.  Net cash used in financing activities was $14.2 million in 2013, compared to $12.3 million in 2012. In 2013 we repaid $7.4 million in debt, repurchased $6.5 million in treasury stock and incurred a net $0.3 million cash outflow related to our equity plans. In 2012 we paid down debt by $9.5 million and repurchased $2.9 million in treasury stock. These were slightly offset by a net $0.1 million cash inflow related to our equity plans.
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
We currently estimate capital expenditures, net of lease incentives, for 2015 to be in the range of approximately $16.0 million to $18.0 million, primarily related to the planned opening of five new restaurants in 2015, early 2016 openings and normal maintenance capital expenditures related to our existing restaurants. In conjunction with these restaurant openings, we anticipate spending approximately $3.0 million to $3.5 million in pre-opening costs in 2015.
Current Resources.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $41.8 million at December 28, 2014, compared to a net working capital deficit of $26.2 million at December 29, 2013.
On November 5, 2014, the Company entered into the 2014 Credit Agreement with a syndicate of financial institutions. The Company used borrowings under the 2014 Credit Agreement to repay in full the balances due under the credit agreement dated October 26, 2010 (as amended, the "2010 Credit Agreement") and subsequently terminated that agreement. The 2014 Credit Agreement provides for a revolving credit facility under which the Company may borrow up to $100.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in November 2019. Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property and (iii) secured by a pledge of all of the capital stock of our subsidiaries. The 2014 Credit Agreement also requires the Company to meet financial tests, including a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio. At December 28, 2014, the Company was in compliance with its applicable financial covenants. Additionally, the 2014 Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the revolving credit facility to be in full force and effect, and a change of control of our business.
Borrowings under the 2014 Credit Agreement bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%. The applicable margins with respect to our revolving credit facility vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our revolving credit facility bear interest only at the Base Rate plus the applicable margin. Interest on loans based upon the Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. As of December 28, 2014, we had an outstanding balance of $56.0 million on our revolving credit facility.
Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that cash flow from operations as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs over the same period.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 28, 2014, we were not involved in any VIE transactions and did not otherwise have any material off-balance sheet arrangements.
Critical Accounting Policies
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

We evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve. We forecast our future cash flows by considering recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to predict future undiscounted cash flows. We compare this cash flow forecast to the assets carrying value at the restaurant. Based on this analysis, if we believe that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds fair value. In 2014, as a result of the above mentioned review process, we did not incur an asset impairment charge.
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

Commitments and Contingencies
The following table summarizes our contractual obligations at December 28, 2014 on an actual basis.

	Payments Due by Year
Contractual Obligations	Total	2015	2016-2017	2018-2019	After 2019
	(In thousands)
Revolving credit facility (1)	$56,000	$—	$—	$56,000	$—
Operating leases	297,435	27,708	56,779	55,412	157,536
Construction purchase obligations	1,456	1,456	—	—	—
Total contractual cash obligations	$354,891	$29,164	$56,779	$111,412	$157,536
_________________________

(1)
The outstanding balance on our $100.0 million revolving credit facility is due on November 5, 2019. Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate monthly.

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
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
We are subject to interest rate risk in connection with our long term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our revolving credit facility, which are payable at variable rates. We currently have approximately $56.0 million of borrowings under our revolving credit facility. Each eighth point change in interest rates on the variable rate portion of indebtedness under our revolving credit facility would result in annual changes of approximately $70,000 in our interest expense.
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
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.   Controls and Procedures.
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 28, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2014 based on the criteria in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2014.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Bravo Brio Restaurant Group, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of Bravo Brio Restaurant Group, Inc. and subsidiaries (the "Company") as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 28, 2014 of the Company and our report dated March 6, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Columbus Ohio
March 6, 2015

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information.
None.
Part III
Item 10.   Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 28, 2014.
The Company has adopted a written code of business conduct and ethics, known as our code of conduct, which applies to our chief executive officer, our chief financial and accounting officer and all persons providing similar functions. Our code of conduct is available on our Internet website, www.bbrg.com. Our code of conduct may also be obtained by contacting investor relations at (614) 326-7944. Any amendments to our code of conduct or waivers from the provisions of the code for our chief executive officer, our chief financial and accounting officer and all persons providing similar functions will be disclosed on our Internet website promptly following the date of such amendment or waiver and the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.
Item 11.   Executive Compensation.
The information required by this Item 11 is incorporated herein by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the Proxy Statement.
Equity Compensation Plan Information
Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 28, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders:
Bravo Development, Inc. Option Plan	840,658	1.45	—
Bravo Brio Restaurant Group, Inc. Stock Incentive Plan	—	—	1,251,622
Equity Compensation plans not approved by security holders:
None
Total	840,658	1.45	1,251,622
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Bravo Brio Restaurant Group, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Bravo Brio Restaurant Group, Inc. and subsidiaries (the "Company") as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bravo Brio Restaurant Group, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Columbus, Ohio
March 6, 2015

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 28, 2014 AND DECEMBER 29, 2013
(Dollars in thousands)

	December 28, 2014	December 29, 2013
Assets
Current assets
Cash and cash equivalents	$427	$7,640
Accounts receivable	7,079	8,181
Tenant improvement allowance receivable	1,613	1,386
Inventories	3,132	2,941
Deferred income taxes	3,459	2,625
Prepaid expenses and other current assets	2,179	5,434
Total current assets	17,889	28,207
Property and equipment, net	178,877	169,127
Deferred income taxes, net	50,872	53,381
Other assets, net	4,125	4,137
Total assets	$251,763	$254,852

Liabilities and Shareholders’ Equity
Current liabilities
Trade and construction payables	$13,238	$8,781
Accrued expenses	25,975	23,651
Current portion of long-term debt	—	2,082
Deferred lease incentives	7,694	7,021
Deferred gift card revenue	12,783	12,876
Total current liabilities	59,690	54,411
Deferred lease incentives	59,475	60,539
Long-term debt	56,000	13,611
Other long-term liabilities	22,814	22,515

Commitments and contingencies (Note 13)

Shareholders’ equity
Common shares, no par value per share— authorized 100,000,000 shares; 20,177,174 shares issued at December 28, 2014; and 19,991,927 shares issued at December 29, 2013	199,718	197,913
Preferred shares, no par value per share— authorized 5,000,000; and 0 shares issued and outstanding at December 28, 2014 and December 29, 2013	—	—
Treasury shares, 5,083,281 shares at December 28, 2014; and 633,273 shares at December 29, 2013	(72,997)	(9,378)
Retained deficit	(72,937)	(84,759)
Total shareholders’ equity	53,784	103,776
Total liabilities and shareholders’ equity	$251,763	$254,852
See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 AND
DECEMBER 30, 2012
(Dollars and shares in thousands, except per share data)

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Revenues	$408,309	$411,091	$409,065
Costs and expenses
Cost of sales	107,078	105,628	106,716
Labor	144,848	143,097	139,917
Operating	65,851	64,970	62,016
Occupancy	29,013	28,506	26,088
General and administrative expenses	22,575	22,697	23,684
Restaurant pre-opening costs	3,204	3,560	4,492
Asset impairment charges	—	14,196	4,060
Depreciation and amortization	20,288	20,019	18,939
Total costs and expenses	392,857	402,673	385,912
Income from operations	15,452	8,418	23,153
Interest expense, net	1,347	1,143	1,353
Income before income taxes	14,105	7,275	21,800
Income tax expense (benefit)	2,283	(268)	5,652
Net income	$11,822	$7,543	$16,148

Net income per share — basic	$0.63	$0.39	$0.82
Net income per share — diluted	$0.60	$0.37	$0.78

Weighted average shares outstanding — basic	18,863	19,542	19,584
Weighted average shares outstanding — diluted	19,701	20,432	20,612
See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 AND
DECEMBER 30, 2012
(Dollars in thousands)

	Common Shares			Treasury Shares
	Shares	Amount	Retained Deficit	Shares	Amount	Shareholders’ Equity
Balance — December 25, 2011	19,476,559	$193,034	$(108,450)	—	$—	$84,584

Net income	—	—	16,148	—	—	16,148
Share-based compensation costs	—	2,355	—	—	—	2,355
Purchase of treasury shares	—	—	—	(224,172)	(2,927)	(2,927)
Proceeds from the exercise of stock options	268,633	383	—	—	—	383
Issuance of shares of restricted stock	102,719	—	—	—	—	—
Shares withheld from restricted stock vesting for minimum tax withholdings	(27,483)	(347)	—	—	—	(347)
Excess tax benefit from share based payments	—	87	—	—	—	87
Balance — December 30, 2012	19,820,428	$195,512	$(92,302)	(224,172)	$(2,927)	$100,283

Net income	—	—	7,543	—	—	7,543
Share-based compensation costs	—	2,884	—	—	—	2,884
Purchase of treasury shares	—	—	—	(409,101)	(6,451)	(6,451)
Proceeds from the exercise of stock options	76,775	111	—	—	—	111
Issuance of shares of restricted stock	129,056	—	—	—	—	—
Shares withheld from restricted stock vesting for minimum tax withholdings	(34,332)	(510)	—	—	—	(510)
Excess tax deficiency from share based payments	—	(84)	—	—	—	(84)
Balance — December 29, 2013	19,991,927	$197,913	$(84,759)	(633,273)	$(9,378)	$103,776

Net income	—	—	11,822	—	—	11,822
Share-based compensation costs	—	2,451	—	—	—	2,451
Purchase of treasury shares	—	—	—	(4,450,008)	(63,619)	(63,619)
Proceeds from the exercise of stock options	74,759	109	—	—	—	109
Issuance of shares of restricted stock	152,647	—	—	—	—	—
Shares withheld from restricted stock vesting for minimum tax withholdings	(42,159)	(597)	—	—	—	(597)
Excess tax deficiency from share based payments	—	(158)	—	—	—	(158)
Balance — December 28, 2014	20,177,174	$199,718	$(72,937)	(5,083,281)	$(72,997)	$53,784

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 AND
DECEMBER 30, 2012
(Dollars in thousands)

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash flow provided by operating activities:
Net income	$11,822	$7,543	$16,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (excluding deferred lease incentives)	20,607	20,417	19,291
Loss on disposals of property and equipment	658	1,445	426
Write-off of unamortized loan origination fees	377	—	—
Impairment of assets	—	14,196	4,060
Amortization of deferred lease incentives	(8,446)	(10,380)	(6,116)
Stock compensation costs	2,451	2,884	2,355
Deferred income taxes	1,675	(1,634)	3,767
Changes in certain assets and liabilities:
Accounts and tenant improvement receivables	875	(201)	(1,744)
Inventories	(191)	82	(256)
Prepaid expenses and other current assets	3,255	(2,887)	(180)
Trade and construction payables	3,669	(857)	(2,109)
Deferred lease incentives	8,055	6,749	9,103
Deferred gift card revenue	(93)	666	1,347
Other accrued liabilities	2,151	(1,220)	4,541
Other — net	43	932	1,667
Net cash provided by operating activities	46,908	37,735	52,300
Cash flow used in investing activities:
Purchase of property and equipment	(29,914)	(29,779)	(36,387)
Proceeds from sale of property and equipment	—	147	—
Net cash used in investing activities	(29,914)	(29,632)	(36,387)
Cash flow used in financing activities:
Proceeds from long-term debt	169,800	—	—
Payments on long-term debt	(129,493)	(7,393)	(9,485)
Proceeds from the exercise of stock options	109	111	383
Excess tax benefit from share based payments	16	63	87
Shares withheld from restricted stock vesting for minimum tax withholdings	(597)	(510)	(347)
Repurchase of treasury shares	(63,619)	(6,451)	(2,927)
Loan origination fees related to new credit facility	(423)	—	—
Net cash used in financing activities	(24,207)	(14,180)	(12,289)
Net (decrease)/increase in cash equivalents:	(7,213)	(6,077)	3,624
Cash and equivalents — beginning of year	7,640	13,717	10,093
Cash and equivalents — end of year	$427	$7,640	$13,717

Supplemental disclosures of cash flow information:
Interest paid	$574	$769	$1,024
Income taxes paid, net	$1,351	$1,587	$1,615
Property additions financed by trade and construction payables	$1,456	$668	$1,725
See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business — As of December 28, 2014, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 111 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 111 restaurants the Company operates, there are 49 Bravo! Cucina Italiana® restaurants, 61 Brio Tuscan Grille™ restaurants, and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee.
Fiscal Year End — The Company utilizes a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal years ended December 28, 2014 and December 29, 2013 are 52 week years while the fiscal year ended December 30, 2012 is a 53 week year.
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
Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Equipment consists primarily of restaurant equipment, furniture, fixtures and small wares. Depreciation and amortization is calculated using the straight-line method over the shorter of the lease term, including option periods which are reasonably assured of renewal, or the estimated useful life of the asset. The Company incurred depreciation expense of $20.3 million, $20.0 million and $18.9 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Depreciation and amortization periods are as follows:

Buildings	30 to 40 years
Leasehold improvements	10 to 20 years
Furniture and fixtures	5 to 10 years
Computer software and equipment	3 to 5 years
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
Other Assets — Other assets include liquor licenses, trademarks, and loan costs and are stated at cost, less amortization. The Company's trademarks and alcoholic beverage licenses have indefinite lives and are not subject to amortization. The trademarks are used in the advertising and marketing of the restaurants and are widely recognized and accepted by consumers.
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
As a result of the above mentioned review process, the Company did not recognize an impairment charge in fiscal 2014. The Company recognized an impairment charge of $14.2 million related to five restaurants in fiscal 2013 and an impairment charge of $4.1 million related to two restaurants in fiscal 2012. The Company’s impairment charges have occurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy.
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
Estimated Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, receivables, trade and construction payables, and accrued liabilities at December 28, 2014 and December 29, 2013, approximate their fair value due to the short-term maturities of these financial instruments. The carrying amount of the long-term debt under the revolving credit facility and variable rate notes and loan agreements approximate the fair values at December 28, 2014 and December 29, 2013 due to short term maturities of the underlying LIBOR agreements. This represents a Level 2 fair value measurement.
Revenue Recognition — Revenue from restaurant operations is recognized upon payment by the customer at the time of sale. Revenues are reflected net of sales tax and certain discounts and allowances.
The Company records a liability upon the sale of gift cards and recognizes revenue upon redemption by the customer. Revenue is recognized on unredeemed gift cards (breakage) based upon historical redemption patterns when the Company determines the likelihood of redemption of the gift card by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction. Breakage is reported within revenues in the consolidated statements of operations. For the fiscal years ended 2014, 2013 and 2012, the Company recorded gift card breakage of an immaterial amount.
In 2012, the Company launched its loyalty program for each brand and, with the program, offers discounted products to its loyal guests. Rewards that are not redeemed expire after 14 to 60 days. We measure our total rewards obligation based on the estimated number of guests that will ultimately earn and redeem rewards under the program, and record the estimated related expense as rewards accumulate. These expenses are accrued and recorded as a reduction in revenues.

Certain of our promotional programs have included multiple element arrangements that incorporate both delivered and undelivered components.  We allocate revenue using the relative selling price of each deliverable and recognize it upon delivery of each component.

Advertising — The Company expenses the cost of advertising (including production costs) the first time the advertising takes place. Advertising expense was $4.1 million, $4.2 million, and $4.1 million for fiscal years ended 2014, 2013 and 2012, respectively.
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
Stock-Based Compensation — The Company maintains equity compensation incentive plans that provide for the grant of nonqualified stock options and restricted stock. Options were granted with exercise prices equal to the fair value of the Company’s common shares at the date of grant. Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. The cost of employee service, net of the estimated forfeiture rate, is recognized as a compensation expense over the period that an employee provides service in exchange for the award, also known as the vesting period. The Company reviews the forfeiture rate as necessary to determine if a change in estimate is necessary. Currently, the Company grants shares of restricted stock to its employees. The related compensation cost is being recorded over the four year vesting period of each restricted stock grant (See Note 10).
Segment Reporting — The Company operates upscale affordable Italian dining restaurants under two brands, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reportable segment.
Recently Adopted Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement is effective for annual and interim reporting periods beginning after December 15, 2016. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements as well as the expected adoption method.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This update also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. This update is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company adopted the provisions of ASU 2014-08 during the fiscal year ended December 28, 2014; the adoption of this standard has not had an impact on its consolidated financial statements.

2.   EARNINGS PER SHARE
Basic earnings per common share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed similarly, but includes the effect of the assumed exercise of dilutive stock options, if any, and vesting of restricted stock under the treasury stock method.
The computations of basic and diluted earnings per common share for 2014, 2013 and 2012 are as follows:
(in thousands, except per share data)

	Fiscal Years
	2014	2013	2012
Net income attributed to common shareholders	$11,822	$7,543	$16,148
Weighted average common shares outstanding	18,863	19,542	19,584
Effect of dilutive securities:
Stock options	794	831	979
Restricted stock	44	59	49
Weighted average common and potentially issuable common shares outstanding — diluted	19,701	20,432	20,612
Basic net income per common share	$0.63	$0.39	$0.82
Diluted net income per common share	$0.60	$0.37	$0.78

3.   PROPERTY AND EQUIPMENT
The major classes of property and equipment at December 28, 2014 and December 29, 2013 are summarized as follows (in thousands):

	2014	2013
Land and buildings	$7,575	$7,368
Leasehold improvements	197,711	182,775
Equipment and fixtures	109,593	102,739
Construction in progress	7,602	2,834
Deposits on equipment orders	687	17
Total	323,168	295,733
Less accumulated depreciation and amortization	(144,291)	(126,606)
Property and equipment, net	$178,877	$169,127
4.   OTHER ASSETS
The major classes of other assets at December 28, 2014 and December 29, 2013 are summarized as follows (in thousands):

	2014	2013
Loan origination fees	$423	$1,876
Liquor licenses	3,306	3,291
Trademarks	478	190
Deposits	188	196
Other assets — at cost	4,395	5,553
Less accumulated amortization	(270)	(1,416)
Other assets — net	$4,125	$4,137
5.   LONG-TERM DEBT

Long-term debt at December 28, 2014 and December 29, 2013 consisted of the following (in thousands):

	2014	2013
Term loan	$—	$15,693
Revolving credit facility	56,000	—
Total	56,000	15,693
Less current maturities	—	2,082
Long-term debt	$56,000	$13,611
On November 5, 2014, the Company entered into a new credit agreement (the "2014 Credit Agreement") with a syndicate of financial institutions. The 2014 Credit Agreement provides for a revolving credit facility under which the Company may borrow up to $100.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in November 2019. The Company used borrowings under the 2014 Credit Agreement to repay in full the balances due under its former credit agreement, dated October 26, 2010, and subsequently terminated that agreement.
Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the revolving credit facility bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. Borrowings under the Company’s revolving credit facility are collateralized by a first priority interest in substantially all assets of the Company and its subsidiaries. The weighted average interest rate on Company borrowings at December 28, 2014 was 2.68% as compared to 2.99% at December 29, 2013.
The credit agreement provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of December 28, 2014, the maximum exposure under these standby letters of credit was $2.4 million.
Pursuant to the 2014 Credit Agreement, the Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants.
6.   ACCRUED EXPENSES
The major classes of accrued expenses at December 28, 2014 and December 29, 2013 are summarized as follows (in thousands):

	2014	2013
Compensation and related benefits	$9,524	$9,514
Accrued self-insurance claims liability	8,499	6,742
Other taxes payable	3,781	3,881
Other accrued liabilities	4,171	3,514
Total accrued expenses	$25,975	$23,651
7.   OTHER LONG-TERM LIABILITIES
Other long-term liabilities at December 28, 2014 and December 29, 2013 consisted of the following (in thousands):

	2014	2013
Deferred rent	$20,874	$20,562
Other long-term liabilities	1,940	1,953
Total other long-term liabilities	$22,814	$22,515

8.   LEASES
The Company leases certain land and buildings used in its restaurant operations under various long-term operating lease agreements. The initial lease terms range from 10 to 20 years and currently expire between 2016 and 2031. The leases include renewal options for 2 to 20 additional years. The majority of leases provide for base (fixed) rent, plus additional rent based on gross sales, as defined in each lease agreement, in excess of a stipulated amount, multiplied by a stated percentage. The Company is also generally obligated to pay certain real estate taxes, insurance, common area maintenance (CAM) charges, and various other expenses related to the properties.
At December 28, 2014, the future minimum rental commitments under noncancellable operating leases, including option periods which are reasonably assured of renewal, were as follows (in thousands):

2015	$27,708
2016	28,251
2017	28,528
2018	28,185
2019	27,227
Thereafter	157,536
Total	$297,435
The above future minimum rental amounts exclude renewal options, which are not reasonably assured of renewal and additional rent based on sales. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis for operating leases.
Rent expense, excluding real estate taxes, CAM charges, insurance and other expenses related to operating leases and partially offset by the amortization of deferred lease incentives, in 2014, 2013 and 2012, consisted of the following (in thousands):

	2014	2013	2012
Minimum rent	$18,703	$18,930	$17,452
Contingent rent	625	804	1,082
Total	$19,328	$19,734	$18,534
9.   SHAREHOLDERS' EQUITY
On October 23, 2013, the Board of Directors approved the terms of a new share repurchase plan under which the Company was authorized to repurchase up to $20.0 million of its common shares in both the open market or through privately negotiated transactions beginning October 23, 2013 and ending on December 28, 2014, subject to the Company’s pre-existing blackout periods. Under this and all previous authorizations, the Company cumulatively repurchased 1.5 million shares at a total cost of $22.4 million. During fiscal 2014, 2013, and 2012 the Company repurchased 0.9 million, 0.4 million, 0.2 million, of its common shares for $13.0 million, $6.5 million, and $2.9 million, respectively. Repurchased common shares are recorded to treasury shares.
On November 12, 2014, the Company commenced a modified "Dutch auction" tender offer to repurchase its common shares for an aggregate purchase price of up to $50.0 million. On December 10, 2014, the tender offer expired and on December 17, 2014, the Company repurchased 3.6 million shares for an aggregate purchase price of $50.0 million. The Company incurred costs of $0.6 million in connection with the tender offer, which were recorded to treasury shares.

10.   STOCK BASED COMPENSATION
The Company adopted the Bravo Development, Inc. Option Plan (the “2006 Plan”) in order to provide an incentive to employees selected by the Board of Directors for participation. On October 6, 2010, the Board of Directors approved and, on October 18, 2010, the shareholders approved the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan became effective on October 26, 2010 upon the completion of the Company's initial public offering. In connection with the adoption of the Stock Incentive Plan, the Board of Directors terminated the 2006 Plan and no further awards will be granted under the 2006 Plan after such date. However, the termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern outstanding awards granted under the 2006 Plan.
2006 Plan
Stock option activity under the 2006 Plan for 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012
Outstanding — beginning of year	915,417	992,192	1,260,825
Weighted-average exercise price	$1.45	$1.45	$1.44
Granted	—	—	—
Weighted-average exercise price	$—	$—	$—
Exercised	(74,759)	(76,775)	(268,633)
Weighted-average exercise price	$1.45	$1.45	$1.43
Forfeited	—	—	—
Weighted-average exercise price	$—	$—	$—
Outstanding — end of year	840,658	915,417	992,192
Weighted-average exercise price	$1.45	$1.45	$1.45
Exercisable — end of year	840,658	915,417	992,192
The weighted-average remaining contractual term of options outstanding at December 28, 2014 was 1.9 years and all options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal year and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal year end date. The aggregate intrinsic value for outstanding and exercisable options at December 28, 2014 was $9.7 million.
Stock Incentive Plan
Restricted stock activity under the Stock Incentive Plan for fiscal 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012
Outstanding — beginning of year	343,107	345,312	318,531
Weighted-average grant price	$16.94	$18.19	$16.99
Granted	136,000	152,400	157,000
Weighted-average grant price	$15.50	$14.84	$19.76
Vested	(152,647)	(129,056)	(102,719)
Weighted-average grant price	$17.11	$17.78	$16.97
Forfeited	(31,711)	(25,549)	(27,500)
Weighted-average grant price	$16.57	$17.08	$17.78
Outstanding — end of year	294,749	343,107	345,312
Weighted-average exercise price	$16.22	$16.94	$18.19
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. In 2014, the Company recorded approximately $2.5 million in stock compensation expense related to the shares of restricted stock. As of December 28, 2014, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $3.0 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 2.3 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 42,159 shares, 34,332 shares and 27,483 shares of stock towards the minimum statutory tax withholdings which the Company recorded as a reduction in common shares in an amount of approximately $0.6 million, $0.5 million and $0.3 million, for fiscal 2014, 2013 and 2012, respectively.
11.   EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) covering all eligible full-time employees. The 401(k) Plan provides for employee salary deferral contributions up to a maximum of 15% of the participants’ eligible compensation, as well as discretionary Company matching contributions. Discretionary Company contributions relating to the 401(k) Plan for the years ended 2014, 2013, and 2012, were $269,000, $258,000 and $254,000, respectively.
12.   INCOME TAXES
The provision for income taxes for 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012
Current income tax expense:
Federal	$358	$683	$1,108
State and local	250	683	777
Total current income tax expense	608	1,366	1,885
Deferred income tax expense (benefit):
Federal	1,228	(1,714)	3,188
State and local	447	80	579
Total deferred income tax expense (benefit)	1,675	(1,634)	3,767
Total income tax expense (benefit)	$2,283	$(268)	$5,652
Deferred income taxes as of December 28, 2014 and December 29, 2013 consisted of the following (in thousands):

	2014	2013
Deferred tax assets:
Goodwill for tax reporting purposes	$21,468	$24,789
Stock compensation	4,549	4,976
Self-insurance reserves	3,226	2,592
Depreciation and amortization	12,723	11,957
Business credit carryforwards	23,433	20,007
Other	866	724
Total gross deferred tax assets	66,265	65,045
Deferred tax liabilities:
Prepaid assets	(366)	(572)
Deferred rent	(11,568)	(8,467)
Total gross deferred tax liabilities	(11,934)	(9,039)
Net deferred tax asset	$54,331	$56,006
Goodwill for tax reporting purposes is amortized over 15 years. At December 28, 2014, the Company had net operating loss carryforwards for state income tax purposes of $0.2 million and no federal net operating loss carryforwards. The Company also has business credit carryforwards mainly consisting of Federal Insurance Contributions Act (FICA) tip credit carryforwards of $22.6 million, which will expire at various dates from 2029 through 2034.

As of December 28, 2014, December 29, 2013 and December 30, 2012, the Company did not carry a valuation allowance against net deferred tax assets. The Company’s conclusion that it is more likely than not that such deferred tax assets will be realized is strongly influenced by its forecast of future taxable income. The Company believes its forecast of future taxable income is reasonable; however, forecasts of future taxable income are inherently uncertain. Therefore, if the Company realizes materially less future taxable income than forecasted or has material unforeseen losses, then its ability to generate sufficient income necessary to realize its existing deferred tax assets may be reduced. In addition, the Company will continue to assess the assumptions used to determine the amount of the tax valuation allowance and may adjust the tax valuation allowance in future periods based on changes in assumptions of forecasted future taxable income and other factors, which may result in an additional charge to increase the valuation allowance.
The effective income tax expense differs from the federal statutory tax expense for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, as follows (in thousands):

	2014	2013	2012
Provision at statutory rate	$4,937	$2,546	$7,631
FICA tip credit	(4,896)	(4,702)	(4,318)
State income taxes — net of federal benefit	568	332	928
Other — net	1,674	1,556	1,411
Total income tax (benefit) expense	$2,283	$(268)	$5,652
The Company recognizes a position taken or expected to be taken on a tax return in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition, or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the interim period in which the change occurs. As of December 28, 2014 and December 29, 2013, the Company had no uncertain income tax positions.
The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is currently open to audit, subject to the statute of limitations, by the Internal Revenue Service for the years ended December 26, 2010 through December 28, 2014. The Company is currently open to audit, subject to the statute of limitations, under certain states for the years ended December 26, 2010 through December 28, 2014. In 2012, the Company was audited by the Internal Revenue Service for the fiscal year ended December 26, 2010. This audit is still open; however, the Company does not believe that there are any issues that would create a material impact to its consolidated financial statements.
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

14.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2014 and fiscal 2013 (in thousands, except per share data):

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$102,648	$104,455	$94,576	$106,630	$408,309
Income from operations	4,251	5,567	863	4,771	15,452
Net income	2,877	3,972	1,139	3,834	11,822
Basic net income per share	$0.15	$0.21	$0.06	$0.21	$0.63
Diluted net income per share	$0.14	$0.20	$0.06	$0.20	$0.60
Basic weighted average shares outstanding	19,314	19,085	18,853	18,199	18,863
Diluted weighted average shares outstanding	20,165	19,989	19,768	19,026	19,701
	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$103,063	$105,622	$96,290	$106,116	$411,091
Income (loss) from operations (1)	5,133	6,574	3,122	(6,411)	8,418
Net income (loss)	3,419	4,542	2,249	(2,667)	7,543
Basic net income (loss) per share	$0.17	$0.23	$0.12	$(0.14)	$0.39
Diluted net income (loss) per share (2)	$0.17	$0.22	$0.11	$(0.14)	$0.37
Basic weighted average shares outstanding	19,606	19,591	19,525	19,445	19,542
Diluted weighted average shares outstanding (3)	20,476	20,489	20,439	19,445	20,432
_________________________

(1)	Contains asset impairment charges that decreased income by $14.2 million related to five restaurants in the fourth quarter of 2013.

(2)	Sum of the quarterly amounts do not equal the total year amount due to rounding.

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

10.1+
Employment Agreement, effective February 25, 2014, by and between Bravo Brio Restaurant Group, Inc. and Saed Mohseni (incorporated by reference from Exhibit 10.1 to the Company’s 2013 Form 10K filed with the Securities and Exchange Commission on March 3, 2014).

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

10.11*
Bravo Brio Restaurant Group, Inc. Foodservice Distribution Agreement, dated as of February 25, 2014, by and between Bravo Brio Restaurant Group, Inc. and Distribution Market Advantage, Inc. (incorporated by reference from Exhibit 10.11 to the Company’s 2013 Form 10K filed with the Securities and Exchange Commission on March 3, 2014).

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

Description
10.14
Credit Agreement, dated as of November 5, 2014, by and among Bravo Brio Restaurant Group, Inc., as borrower, the domestic subsidiaries of the borrower, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, KeyBank National Association as documentation agent, and Wells Fargo Securities, LLC, Keybanc Capital Markets, Inc. and Merril Lynch, Pierce, Fenner & Smith, Inc., as co-lead arrangers and joint book managers (incorporated by reference from Exhibit 99.12(b) to the Company's Schedule TO filed with the Securities and Exchange Commission on November 12, 2014).

11	Computation of Per Share Earnings (included in the Notes to Consolidated Financial Statements contained in this Annual Report).
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Bravo Brio Restaurant Group, Inc.
23.1	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney (included on the signature page).
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________

+	Indicates management contract or compensatory plan or arrangement.
*	Certain information in this exhibit has been omitted and filed separately with the SEC. Confidential treatment has been granted by the SEC with respect to the omitted portions.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 6, 2015

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

	Signature	Title	Date

By:	/s/ Saed Mohseni Saed Mohseni	Chief Executive Officer and Director (principal executive officer)	March 6, 2015

By:	/s/ James J. O’Connor James J. O’Connor	Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	March 6, 2015

By:	/s/ Thomas J. Baldwin Thomas J. Baldwin	Director	March 6, 2015

By:	/s/ Alton F. Doody III Alton F. Doody III	Director	March 6, 2015

By:	/s/ James S. Gulmi James S. Gulmi	Director	March 6, 2015

By:	/s/ David B. Pittaway David B. Pittaway	Director	March 6, 2015

By:	/s/ Harold O. Rosser, II Harold O. Rosser, II	Director	March 6, 2015

By:	/s/ Fortunato N. Valenti Fortunato N. Valenti	Director	March 6, 2015