Form 10-Q
period 2015-03-29
Bravo Brio Restaurant Group, Inc.
filed 2015-05-04
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒
As of May 1, 2015, the latest practicable date, 15,197,931 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 29, 2015 AND DECEMBER 28, 2014
(Dollars in thousands)

	March 29, 2015	December 28, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$357	$427
Accounts receivable	6,734	7,079
Tenant improvement allowance receivable	1,009	1,613
Inventories	2,810	3,132
Deferred income taxes, net	3,180	3,459
Prepaid expenses and other current assets	1,814	2,179
Total current assets	15,904	17,889
Property and equipment — net	181,360	178,877
Deferred income taxes — net	50,708	50,872
Other assets — net	4,096	4,125
Total assets	$252,068	$251,763
Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$15,600	$13,238
Accrued expenses	22,592	25,975
Deferred lease incentives	7,787	7,694
Deferred gift card revenue	10,278	12,783
Total current liabilities	56,257	59,690
Deferred lease incentives	59,474	59,475
Long-term debt	57,100	56,000
Other long-term liabilities	23,001	22,814
Commitments and contingencies (Note 6)
Stockholders’ equity
Common shares, no par value per share— authorized 100,000,000 shares; 20,270,065 shares issued at March 29, 2015 and 20,177,174 shares issued at December 28, 2014	199,637	199,718
Preferred shares, no par value per share— authorized 5,000,000 shares; issued and outstanding, 0 shares at March 29, 2015 and December 28, 2014	—	—
Treasury shares, 5,083,281 shares at March 29, 2015 and December 28, 2014	(72,997)	(72,997)
Retained deficit	(70,404)	(72,937)
Total stockholders’ equity	56,236	53,784
Total liabilities and stockholders’ equity	$252,068	$251,763
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2015 AND MARCH 30, 2014 (UNAUDITED)
(in thousands except per share data)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Revenues	$108,169	$102,648
Costs and expenses
Cost of sales	27,906	26,510
Labor	38,850	36,564
Operating	17,522	16,813
Occupancy	8,082	7,414
General and administrative expenses	5,782	5,738
Restaurant preopening costs	937	348
Depreciation and amortization	5,438	5,010
Total costs and expenses	104,517	98,397
Income from operations	3,652	4,251
Interest expense, net	405	256
Income before income taxes	3,247	3,995
Income tax expense	714	1,118
Net income	$2,533	$2,877
Net income per basic share	0.17	0.15
Net income per diluted share	0.16	0.14
Weighted average shares outstanding-basic	15,122	19,314
Weighted average shares outstanding-diluted	15,870	20,165
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2015 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Stockholders’
	Shares	Amount	Deficit	Shares	Amount	Equity
Balance — December 28, 2014	20,177,174	$199,718	$(72,937)	(5,083,281)	$(72,997)	$53,784
Net income	—	—	2,533	—	—	2,533
Share-based compensation costs	—	393	—	—	—	393
Proceeds from the exercise of stock options	27,294	39	—	—	—	39
Issuance of shares of restricted stock	94,952	—	—	—	—	—
Excess tax deficiency from share based payments, net	—	(120)	—	—	—	(120)
Shares withheld from restricted stock vesting for minimum tax withholdings	(29,355)	(393)	—	—	—	(393)
Balance — March 29, 2015	20,270,065	$199,637	$(70,404)	(5,083,281)	$(72,997)	$56,236
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2015 AND MARCH 30, 2014
(UNAUDITED)
(Dollars in thousands)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income	$2,533	$2,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,457	5,104
Loss on disposals of property and equipment	52	75
Amortization of deferred lease incentives	(1,760)	(1,726)
Share-based compensation costs	393	610
Deferred income taxes	443	568
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	949	2,939
Inventories	322	252
Prepaid expenses and other current assets	365	428
Trade and construction payables	1,481	95
Deferred lease incentives	1,852	751
Deferred gift card revenue	(2,505)	(2,899)
Other accrued expenses	(3,503)	(1,128)
Other — net	189	23
Net cash provided by operating activities	6,268	7,969
Cash flows from investing activities:
Purchase of property and equipment	(7,084)	(3,089)
Net cash used in investing activities	(7,084)	(3,089)
Cash flows from financing activities:
Proceeds from long-term debt	153,100	—
Payments on long-term debt	(152,000)	(4,520)
Proceeds from the exercise of stock options	39	15
Excess tax benefit related to share based payments	—	6
Shares withheld from restricted stock vesting for minimum tax withholdings	(393)	(286)
Repurchase of treasury shares	—	(4,005)
Net cash provided by/(used in) financing activities	746	(8,790)
Net decrease in cash and cash equivalents	(70)	(3,910)
Cash and cash equivalents — beginning of period	427	7,640
Cash and cash equivalents — end of period	$357	$3,730
Supplemental disclosures of cash flow information:
Interest paid	362	154
Income taxes paid	24	355
Property financed by trade and construction payables	2,337	1,542
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION
Description of Business — As of March 29, 2015, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 113 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 113 restaurants the Company operates, there are 51 Bravo! Cucina Italiana® restaurants, 61 Brio Tuscan Grille™ restaurants and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee.
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
Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited consolidated financial statements and related condensed notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed with the SEC on March 6, 2015 (the “2014 Annual Report on Form 10-K”).

2.	NET INCOME PER SHARE
Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares.
(in thousands, except per share data)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Net income	$2,533	$2,877
Weighted average common shares outstanding	15,122	19,314
Effect of dilutive securities:
Stock options	745	804
Restricted stock	3	47
Weighted average common and potentially issuable common shares outstanding—diluted	15,870	20,165
Basic net income per common share	$0.17	$0.15
Diluted net income per common share	$0.16	$0.14

Shares of common stock equivalents of 0.2 million and 0.3 million were excluded from the diluted calculation due to their anti-dilutive effect for the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements – (Continued)

3.	LONG-TERM DEBT
On November 5, 2014, the Company entered into a credit agreement (the "2014 Credit Agreement") with a syndicate of financial institutions. The 2014 Credit Agreement provides for a revolving credit facility under which the Company may borrow up to $100.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in November 2019.
Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the revolving credit facility bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. Borrowings under the Company’s revolving credit facility are collateralized by a first priority interest in substantially all assets of the Company and its subsidiaries. As of March 29, 2015, we had an outstanding balance of $57.1 million on our revolving credit facility.
The 2014 Credit Agreement provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of March 29, 2015, the maximum exposure under these standby letters of credit was $2.4 million.

4.	STOCK BASED COMPENSATION
In June 2006, the Company adopted the Bravo Development, Inc. Option Plan (the “2006 Plan”) in order to provide an incentive to employees. In conjunction with the Company’s initial public offering, all of the then outstanding options under the 2006 Plan became exercisable and the 2006 Plan was terminated. No further compensation costs will be recorded under the 2006 Plan. The 2006 Plan was replaced with the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”), which was adopted in October 2010.

2006 Plan
Stock option activity for the thirteen weeks ended March 29, 2015 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 28, 2014	840,658	$1.45
Exercised	(27,294)	$1.45
Granted	—	$—
Forfeited	—	$—
Outstanding at March 29, 2015	813,364	$1.45
Exercisable at March 29, 2015	813,364	$1.45
At March 29, 2015, the weighted-average remaining contractual term of options outstanding was approximately 1.7 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at March 29, 2015 was $10.6 million.

Stock Incentive Plan
Restricted stock activity for the thirteen weeks ended March 29, 2015 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 28, 2014	294,749	$16.22
Granted	—	$—
Vested	(94,952)	$16.62
Forfeited	(10,000)	$16.78
Outstanding at March 29, 2015	189,797	$15.99
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant.  In the first thirteen weeks of 2015, stock compensation costs related to shares of restricted stock were approximately $0.4 million. As of March 29, 2015, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $2.7 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 2.2 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 29,355 shares and 18,525 shares of stock towards the minimum statutory tax withholdings which the Company recorded as a reduction in common shares in an amount of approximately $0.4 million and $0.3 million, for the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively.

5.	INCOME TAXES
The Company’s consolidated balance sheets at March 29, 2015 and December 28, 2014 include net deferred tax assets of $53.9 million and $54.3 million, respectively. The Company performs a periodic analysis to evaluate whether the deferred tax assets will be realized. Such analysis concluded that the Company will continue to be a going concern and that it is more likely than not that the deferred tax assets will be realized through the generation of future taxable income.
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
This discussion contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under the heading “Risk Factors” in our 2014 Annual Report on Form 10-K.
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our 2014 Annual Report on Form 10-K and the unaudited consolidated financial statements and the related condensed notes thereto included herein.
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
Our business is highly sensitive to seasonal fluctuations as historically, the percentage of operating income earned during the fourth quarter has been higher due, in part, to higher restaurant sales during the year-end holiday shopping season.  Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by negative guest traffic, in each quarter of 2014 and the first quarter of 2015. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.

Results of Operations
Thirteen Weeks Ended March 29, 2015 Compared to the Thirteen Weeks Ended March 30, 2014
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirteen Weeks Ended
	March 29, 2015	% of Revenues	March 30, 2014	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$108,169	100.0%	$102,648	100%	$5,521	5.4%
Cost and expenses:
Cost of sales	27,906	25.8%	26,510	25.8%	1,396	5.3%
Labor	38,850	35.9%	36,564	35.6%	2,286	6.3%
Operating	17,522	16.2%	16,813	16.4%	709	4.2%
Occupancy	8,082	7.5%	7,414	7.2%	668	9.0%
General and administrative expenses	5,782	5.3%	5,738	5.6%	44	0.8%
Restaurant pre-opening costs	937	0.9%	348	0.3%	589	-
Depreciation and amortization	5,438	5.0%	5,010	4.9%	428	8.5%
Total costs and expenses	104,517	96.6%	98,397	95.9%	6,120	6.2%
Income from operations	3,652	3.4%	4,251	4.1%	(599)	(14.1)%
Net interest expense	405	0.4%	256	0.2%	149	58.2%
Income before income taxes	3,247	3.0%	3,995	3.9%	(748)	(18.7)%
Income tax expense	714	0.7%	1,118	1.1%	(404)	(36.1)%
Net income	$2,533	2.3%	$2,877	2.8%	$(344)	(12.0)%

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues increased $5.6 million, or 5.4%, to $108.2 million for the thirteen weeks ended March 29, 2015, as compared to $102.6 million for the thirteen weeks ended March 30, 2014. The increase of $5.6 million was primarily due to a net additional 60 operating weeks provided by six company owned restaurants opened, less the impact of two restaurant closures, in the last three quarters of 2014 and two restaurants opened in the first quarter of 2015. Partially offsetting the effect of this increase in operating weeks was a decrease in comparable sales of 1.2% or $1.2 million, which was the result of a 3.2% decrease in guest counts and a 2.0% increase in average check. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues increased $3.2 million, or 8.6%, to $40.3 million for the thirteen weeks ended March 29, 2015 as compared to $37.1 million for the thirteen weeks ended March 30, 2014. Comparable sales for the BRAVO! brand restaurants decreased 1.7%, or $0.7 million, to $35.7 million for the thirteen weeks ended March 29, 2015 as compared to $36.4 million for the thirteen weeks ended March 30, 2014 due to a decrease in guest counts. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $3.8 million to $4.6 million for the thirteen weeks ended March 29, 2015 as compared to $0.8 million for the thirteen weeks ended March 30, 2014. The increase of $3.8 million was primarily due to the opening of three BRAVO! restaurants in the last three quarters of 2014 and two BRAVO! restaurants in the current year. At March 29, 2015, there were 45 BRAVO! restaurants included in the comparable restaurant base and six BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues increased $2.4 million, or 3.7%, to $67.9 million for the thirteen weeks ended March 29, 2015 as compared to $65.5 million for the thirteen weeks ended March 30, 2014. Comparable sales for the BRIO brand restaurants decreased 1.0%, or $0.6 million, to $59.8 million for the thirteen weeks ended March 29, 2015 as compared to $60.4 million for the thirteen weeks ended March 30, 2014 due to a decrease in guest counts, partially offset by an increase in average check. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $3.0 million to $8.0 million for the thirteen weeks ended March 29, 2015 as compared to $5.0 million for the thirteen weeks ended March 30, 2014. The increase of $3.0 million was primarily due to the opening of three BRIO restaurants, partially offset by the closure of two BRIO restaurants in the last three quarters of 2014. At March 29, 2015, there were 54 BRIO restaurants included in the comparable restaurant base and seven BRIO restaurants not included in the comparable restaurant base.

Cost of Sales. Cost of sales increased $1.4 million, or 5.3%, to $27.9 million for the thirteen weeks ended March 29, 2015 as compared to $26.5 million for the thirteen weeks ended March 30, 2014. The increase was primarily due to the net additional 60 operating weeks as well as a slight increase in commodity costs. As a percentage of revenues, cost of sales remained flat at 25.8% for the thirteen weeks ended March 29, 2015 and March 30, 2014. As a percentage of revenues, food costs decreased 0.1% to 21.1% for the thirteen weeks ended March 29, 2015 as compared to 21.2% for the thirteen weeks ended March 30, 2014. Beverage costs increased to 4.7% for the thirteen weeks ended March 29, 2015 as compared to 4.6% for the thirteen weeks ended March 30, 2014.
Labor Costs. Labor costs increased $2.2 million, or 6.3%, to $38.8 million for the thirteen weeks ended March 29, 2015 as compared to $36.6 million for the thirteen weeks ended March 30, 2014. As a percentage of revenues, labor costs increased to 35.9% for the thirteen weeks ended March 29, 2015, from 35.6% for the thirteen weeks ended March 30, 2014. The increase was primarily due to increased health insurance expenses resulting from the enactment of the Patient Protection and Affordable Care Act.
Operating Costs. Operating costs increased $0.7 million, or 4.2%, to $17.5 million for the thirteen weeks ended March 29, 2015 as compared to $16.8 million for the thirteen weeks ended March 30, 2014. This increase was primarily due to the impact of a net additional 60 operating weeks in 2015 as compared to 2014. As a percentage of revenues, operating costs decreased to 16.2% for the thirteen weeks ended March 29, 2015 as compared to 16.4% for the thirteen weeks ended March 30, 2014 primarily due to the timing of advertising expenses during 2015 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs increased $0.7 million, or 9.0%, to $8.1 million for the thirteen weeks ended March 29, 2015 as compared to $7.4 million for the thirteen weeks ended March 30, 2014 due to the opening of six new restaurants in the last three quarters of 2014 and two new restaurants in the first quarter of 2015. As a percentage of revenues, occupancy costs increased to 7.5% for the thirteen weeks ended March 29, 2015 as compared to 7.2% for the thirteen weeks ended March 30, 2014 due to a reduction in the amortization of tenant improvement allowances related to certain mature restaurants in the current period and the impact of store closures in fiscal year 2014 as well as the deleveraging resulting from the decrease in comparable sales in 2015.
General and Administrative. General and administrative expenses increased by $0.1 million, or 0.8%, to $5.8 million for the thirteen weeks ended March 29, 2015, as compared to $5.7 million for the thirteen weeks ended March 30, 2014. As a percentage of revenues, general and administrative expenses decreased to 5.3% for the thirteen weeks ended March 29, 2015 as compared to 5.6% for the thirteen weeks ended March 30, 2014 due mainly to the increase in consolidated revenues in 2015 resulting from a net additional 60 operating weeks.
Restaurant Pre-opening Costs. Pre-opening costs increased by $0.6 million, to $0.9 million for the thirteen weeks ended March 29, 2015, as compared to $0.3 million for the thirteen weeks ended March 30, 2014. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended March 29, 2015, we opened two restaurants and had three restaurants under construction. During the thirteen weeks ended March 30, 2014, we did not open a restaurant and had three restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.4 million, to $5.4 million for the thirteen weeks ended March 29, 2015 as compared to $5.0 million for the thirteen weeks ended March 30, 2014. As a percentage of revenues, depreciation and amortization expenses increased to 5.0% for the thirteen weeks ended March 29, 2015 as compared to 4.9% for the thirteen weeks ended March 30, 2014. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable sales during the quarter.
Net Interest Expense. Net interest expense increased to $0.4 million for the thirteen weeks ended March 29, 2015. This increase was due to higher average outstanding debt during the thirteen weeks ended March 29, 2015 as compared to the same period in the prior year resulting from borrowings made to fund the repurchase of $50.6 million of the Company's common shares in the fourth quarter of 2014.
Income Taxes. Income tax expense decreased $0.4 million to $0.7 million for the thirteen weeks ended March 29, 2015 as compared to $1.1 million for the thirteen weeks ended March 30, 2014. The decrease in tax expense was due to lower income before income taxes and the adjustment of the estimated annual effective tax rate to approximately 22% during the thirteen weeks ended March 29, 2015 as compared to 28% for the thirteen weeks ended March 30, 2014.

Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. As of March 29, 2015, we had approximately $0.4 million in cash and cash equivalents and approximately $40.5 million of availability under our revolving credit facility (after giving effect to $2.4 million of outstanding letters of credit and $57.1 million in outstanding debt under our revolving credit facility at March 29, 2015). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our senior credit facilities and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities over the next twelve months.
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
Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in our 2014 Annual Report on Form 10-K under the heading “Risk Factors.”

The following table presents a summary of our cash flows for the thirteen weeks ended March 29, 2015 and March 30, 2014 (dollars in thousands):

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Net cash provided by operating activities	$6,268	$7,969
Net cash used in investing activities	(7,084)	(3,089)
Net cash provided by/(used in) financing activities	746	(8,790)
Net decrease in cash and cash equivalents	(70)	(3,910)
Cash and cash equivalents at beginning of period	427	7,640
Cash and cash equivalents at end of period	$357	$3,730
Operating Activities. Net cash provided by operating activities was $6.3 million for the thirteen weeks ended March 29, 2015, compared to net cash provided by operating activities of $8.0 million for the thirteen weeks ended March 30, 2014. The decrease in net cash provided by operating activities in the first thirteen weeks of 2015 was due to the timing of payroll tax payments in the thirteen weeks ended March 29, 2015 compared to the thirteen weeks ended March 30, 2014. Cash receipts from operations for the first thirteen weeks of 2015 and 2014 were, including the net redemption of gift cards, $105.7 million and $99.9 million, respectively. Cash expenditures from operations during the first thirteen weeks of 2015 and 2014 were $101.8 million and $93.8 million, respectively.
Investing Activities. Net cash used in investing activities was $7.1 million for the thirteen weeks ended March 29, 2015, compared to $3.1 million for the thirteen weeks ended March 30, 2014. We invest cash to purchase property and equipment related to our restaurant expansion plans. The increase in spending was related to the timing of spending related to our new restaurants as well as the number of restaurants that were opened and under construction during 2015 versus 2014. During the first thirteen weeks of 2015, we opened two restaurants and had three additional restaurants under construction. In the first thirteen weeks of 2014, we did not open a restaurant and had three restaurants under construction.
Financing Activities. Net cash provided by financing activities was $0.7 million for the thirteen weeks ended March 29, 2015, compared to net cash used in financing activities of $8.8 million for the thirteen weeks ended March 30, 2014. For the thirteen weeks ended March 29, 2015, the Company had net borrowings of $1.1 million on its revolving credit facility. For the thirteen weeks ended March 30, 2014, $4.5 million was used to pay down long-term debt and $4.0 million was used to repurchase Company shares as part of our stock buyback program.
As of March 29, 2015, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2015 to be in the range of approximately $11.0 million to $13.0 million, for a total of $16.0 million to $18.0 million for the year. This is primarily related to the opening of three additional restaurants in the last three quarters of 2015, the start of construction of restaurants to be opened in early 2016, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates expensing approximately $2.1 million to $2.6 million in pre-opening costs for the remainder of 2015 for a total of $3.0 million to $3.5 million for the year.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $40.4 million at March 29, 2015, compared to a net working capital deficit of $41.8 million at December 28, 2014.
On November 5, 2014, the Company entered into the 2014 Credit Agreement with a syndicate of financial institutions. The 2014 Credit Agreement provides for a revolving credit facility under which the Company may borrow up to $100.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in November 2019. Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property and (iii) secured by a pledge of all of the capital stock of our subsidiaries. The 2014 Credit Agreement also requires the Company to meet financial tests, including a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio. At March 29, 2015, the Company was in compliance with its applicable financial covenants. Additionally, the 2014 Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the revolving credit facility to be in full force and effect, and a change of control of our business.
Borrowings under the 2014 Credit Agreement bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%. The applicable margins with respect to our revolving credit facility vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our revolving credit facility bear interest only at the Base Rate plus the applicable margin. Interest on loans based upon the Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. As of March 29, 2015, we had an outstanding balance of $57.1 million on our revolving credit facility.
Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that cash flow from operations as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs over the same period.

OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 29, 2015, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies from what was previously reported in our 2014 Annual Report on Form 10-K.
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
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long term debt. Our principal interest rate exposure relates to the loans outstanding under our revolving credit facility, which is payable at variable rates.
At March 29, 2015, we had $57.1 million outstanding on our revolving credit facility. Each one-eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in an approximately $71,000 annual change in our interest expense.
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
There have been no material changes from our risk factors as previously reported in our 2014 Annual Report on Form 10-K.

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
Date: May 4, 2015

Bravo Brio Restaurant Group, Inc.

By:	/s/ Saed Mohseni
Saed Mohseni
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)