Form 10-Q
period 2015-06-28
Bravo Brio Restaurant Group, Inc.
filed 2015-07-29
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒
As of July 28, 2015, the latest practicable date, 15,197,931 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 28, 2015 AND DECEMBER 28, 2014
(Dollars in thousands)

	June 28, 2015	December 28, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$360	$427
Accounts receivable	6,211	7,079
Tenant improvement allowance receivable	1,453	1,613
Inventories	2,827	3,132
Deferred income taxes, net	3,497	3,459
Prepaid expenses and other current assets	1,961	2,179
Total current assets	16,309	17,889
Property and equipment — net	181,485	178,877
Deferred income taxes — net	50,188	50,872
Other assets — net	4,216	4,125
Total assets	$252,198	$251,763
Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$14,914	$13,238
Accrued expenses	27,279	25,975
Deferred lease incentives	8,068	7,694
Deferred gift card revenue	9,967	12,783
Total current liabilities	60,228	59,690
Deferred lease incentives	60,361	59,475
Long-term debt	48,000	56,000
Other long-term liabilities	23,136	22,814
Commitments and contingencies (Note 6)
Stockholders’ equity
Common shares, no par value per share— authorized 100,000,000 shares; 20,281,212 shares issued at June 28, 2015 and 20,177,174 shares issued at December 28, 2014	200,035	199,718
Preferred shares, no par value per share— authorized 5,000,000 shares; issued and outstanding, 0 shares at June 28, 2015 and December 28, 2014	—	—
Treasury shares, 5,083,281 shares at June 28, 2015 and December 28, 2014	(72,997)	(72,997)
Retained deficit	(66,565)	(72,937)
Total stockholders’ equity	60,473	53,784
Total liabilities and stockholders’ equity	$252,198	$251,763
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2015 AND JUNE 29, 2014 (UNAUDITED)
(in thousands except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenues	$110,246	$104,455	$218,415	$207,103
Costs and expenses
Cost of sales	27,536	27,251	55,442	53,761
Labor	39,147	36,695	77,997	73,259
Operating	18,018	16,265	35,540	33,078
Occupancy	8,017	7,054	16,099	14,468
General and administrative expenses	6,048	5,910	11,830	11,648
Restaurant preopening costs	818	678	1,755	1,026
Depreciation and amortization	5,457	5,035	10,895	10,045
Total costs and expenses	105,041	98,888	209,558	197,285
Income from operations	5,205	5,567	8,857	9,818
Interest expense, net	384	236	789	492
Income before income taxes	4,821	5,331	8,068	9,326
Income tax expense	982	1,359	1,696	2,477
Net income	$3,839	$3,972	$6,372	$6,849
Net income per basic share	$0.25	$0.21	$0.42	$0.36
Net income per diluted share	$0.24	$0.20	$0.40	$0.34
Weighted average shares outstanding-basic	15,197	19,085	15,159	19,200
Weighted average shares outstanding-diluted	15,936	19,989	15,901	20,075
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 2015 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Stockholders’
	Shares	Amount	Deficit	Shares	Amount	Equity
Balance — December 28, 2014	20,177,174	$199,718	$(72,937)	(5,083,281)	$(72,997)	$53,784
Net income	—	—	6,372	—	—	6,372
Share-based compensation costs	—	770	—	—	—	770
Proceeds from the exercise of stock options	38,441	55	—	—	—	55
Issuance of shares of restricted stock	94,952	—	—	—	—	—
Excess tax deficiency from share based payments, net	—	(115)	—	—	—	(115)
Shares withheld from restricted stock vesting for minimum tax withholdings	(29,355)	(393)	—	—	—	(393)
Balance — June 28, 2015	20,281,212	$200,035	$(66,565)	(5,083,281)	$(72,997)	$60,473
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 2015 AND JUNE 29, 2014
(UNAUDITED)
(Dollars in thousands)

	Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$6,372	$6,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,936	10,233
Loss on disposals of property and equipment	271	241
Amortization of deferred lease incentives	(3,558)	(5,005)
Share-based compensation costs	770	1,278
Deferred income taxes	646	1,565
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	1,028	3,870
Inventories	305	290
Prepaid expenses and other current assets	218	3,425
Trade and construction payables	1,134	(1,178)
Deferred lease incentives	4,818	2,042
Deferred gift card revenue	(2,816)	(3,669)
Other accrued expenses	1,186	975
Other — net	175	(73)
Net cash provided by operating activities	21,485	20,843
Cash flows from investing activities:
Purchase of property and equipment	(13,217)	(11,128)
Net cash used in investing activities	(13,217)	(11,128)
Cash flows from financing activities:
Proceeds from long-term debt	339,800	—
Payments on long-term debt	(347,800)	(4,904)
Proceeds from the exercise of stock options	55	42
Excess tax benefit related to share based payments	3	16
Shares withheld from restricted stock vesting for minimum tax withholdings	(393)	(292)
Repurchase of treasury shares	—	(6,421)
Net cash used in financing activities	(8,335)	(11,559)
Net decrease in cash and cash equivalents	(67)	(1,844)
Cash and cash equivalents — beginning of period	427	7,640
Cash and cash equivalents — end of period	$360	$5,796
Supplemental disclosures of cash flow information:
Interest paid	737	287
Income taxes paid	105	1,127
Property financed by trade and construction payables	1,998	1,821
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION
Description of Business — As of June 28, 2015, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 115 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 115 restaurants the Company operates, there are 52 Bravo! Cucina Italiana® restaurants, 62 Brio Tuscan Grille™ restaurants and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee.
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
(in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income	$3,839	$3,972	$6,372	$6,849
Weighted average common shares outstanding	15,197	19,085	15,159	19,200
Effect of dilutive securities:
Stock options	719	794	734	797
Restricted stock	20	110	8	78
Weighted average common and potentially issuable common shares outstanding—diluted	15,936	19,989	15,901	20,075
Basic net income per common share	$0.25	$0.21	$0.42	$0.36
Diluted net income per common share	$0.24	$0.20	$0.40	$0.34

For the thirteen weeks ended June 28, 2015, all outstanding shares of common stock equivalents were included in the diluted calculation. Shares of common stock equivalents of 2,500 were excluded from the diluted calculation due to their anti-dilutive effect for the thirteen weeks ended June 29, 2014. Shares of common stock equivalents of 29,300 and 66,000 were excluded from the diluted calculation due to their anti-dilutive effect for the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively.

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
Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the revolving credit facility bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. Borrowings under the Company’s revolving credit facility are collateralized by a first priority interest in substantially all of the tangible and intangible personal property of the Company and its subsidiaries. As of June 28, 2015, we had an outstanding balance of $48.0 million on our revolving credit facility.
The 2014 Credit Agreement provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of June 28, 2015, the maximum exposure under these standby letters of credit was $2.6 million.

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

2006 Plan
Stock option activity for the twenty-six weeks ended June 28, 2015 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 28, 2014	840,658	$1.45
Exercised	(38,441)	$1.45
Granted	—	$—
Forfeited	—	$—
Outstanding at June 28, 2015	802,217	$1.45
Exercisable at June 28, 2015	802,217	$1.45
At June 28, 2015, the weighted-average remaining contractual term of options outstanding was approximately 1.4 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at June 28, 2015 was $10.0 million.

Stock Incentive Plan
Restricted stock activity for the twenty-six weeks ended June 28, 2015 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 28, 2014	294,749	$16.22
Granted	18,000	$14.19
Vested	(94,952)	$16.62
Forfeited	(15,500)	$16.51
Outstanding at June 28, 2015	202,297	$15.83
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant.  In the first twenty-six weeks of 2015, stock compensation costs related to shares of restricted stock were approximately $0.8 million. As of June 28, 2015, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $2.5 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 2.1 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 29,355 shares and 18,934 shares of stock towards the minimum statutory tax withholdings which the Company recorded as a reduction in common shares in an amount of approximately $0.4 million and $0.3 million, for the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively.

5.	INCOME TAXES
The Company’s consolidated balance sheets at June 28, 2015 and December 28, 2014 include net deferred tax assets of $53.7 million and $54.3 million, respectively. The Company performs a periodic analysis to evaluate whether the deferred tax assets will be realized. As of June 28, 2015, the Company concluded that it is more likely than not that the deferred tax assets will be realized through the generation of future taxable income.
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
Our business is highly sensitive to seasonal fluctuations as, historically, the percentage of operating income earned during the fourth quarter has been higher due, in part, to higher restaurant sales during the year-end holiday shopping season.  Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by negative guest traffic, in each quarter of 2014 and the first two quarters of 2015. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.

Results of Operations
Thirteen Weeks Ended June 28, 2015 Compared to the Thirteen Weeks Ended June 29, 2014
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirteen Weeks Ended
	June 28, 2015	% of Revenues	June 29, 2014	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$110,246	100.0%	$104,455	100%	$5,791	5.5%
Cost and expenses:
Cost of sales	27,536	25.0%	27,251	26.1%	285	1.0%
Labor	39,147	35.5%	36,695	35.1%	2,452	6.7%
Operating	18,018	16.3%	16,265	15.6%	1,753	10.8%
Occupancy	8,017	7.3%	7,054	6.8%	963	13.7%
General and administrative expenses	6,048	5.5%	5,910	5.7%	138	2.3%
Restaurant pre-opening costs	818	0.7%	678	0.6%	140	20.6%
Depreciation and amortization	5,457	5.0%	5,035	4.8%	422	8.4%
Total costs and expenses	105,041	95.3%	98,888	94.7%	6,153	6.2%
Income from operations	5,205	4.7%	5,567	5.3%	(362)	(6.5)%
Net interest expense	384	0.3%	236	0.2%	148	62.7%
Income before income taxes	4,821	4.4%	5,331	5.1%	(510)	(9.6)%
Income tax expense	982	0.9%	1,359	1.3%	(377)	(27.7)%
Net income	$3,839	3.5%	$3,972	3.8%	$(133)	(3.3)%

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues increased $5.7 million, or 5.5%, to $110.2 million for the thirteen weeks ended June 28, 2015, as compared to $104.5 million for the thirteen weeks ended June 29, 2014. The increase of $5.7 million was primarily due to a net additional 87 operating weeks provided by five company owned restaurants opened in the last two quarters of 2014 and four restaurants opened in the first two quarters of 2015, less the impact of two restaurant closures during the thirteen weeks ended June 29, 2014. Partially offsetting the effect of this increase in operating weeks was a decrease in comparable sales of 1.8%, or $1.7 million, which was the result of a 6.3% decrease in guest counts and a 4.5% increase in average check. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues increased $3.3 million, or 8.6%, to $42.4 million for the thirteen weeks ended June 28, 2015 as compared to $39.1 million for the thirteen weeks ended June 29, 2014. Comparable sales for the BRAVO! brand restaurants decreased 2.1%, or $0.8 million, to $37.5 million for the thirteen weeks ended June 28, 2015 as compared to $38.3 million for the thirteen weeks ended June 29, 2014 due to a decrease in guest counts, partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $4.1 million to $4.9 million for the thirteen weeks ended June 28, 2015 as compared to $0.8 million for the thirteen weeks ended June 29, 2014. The increase of $4.1 million was primarily due to the opening of two BRAVO! restaurants in the last two quarters of 2014 and three BRAVO! restaurants opened in the first two quarters of the current year. At June 28, 2015, there were 46 BRAVO! restaurants included in the comparable restaurant base and six BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues increased $2.6 million, or 3.9%, to $67.9 million for the thirteen weeks ended June 28, 2015 as compared to $65.3 million for the thirteen weeks ended June 29, 2014. Comparable sales for the BRIO brand restaurants decreased 1.6%, or $1.0 million, to $59.4 million for the thirteen weeks ended June 28, 2015 as compared to $60.4 million for the thirteen weeks ended June 29, 2014 due to a decrease in guest counts, partially offset by an increase in average check. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $3.6 million to $8.5 million for the thirteen weeks ended June 28, 2015 as compared to $4.9 million for the thirteen weeks ended June 29, 2014. The increase of $3.6 million was primarily due to the opening of three BRIO restaurants in the last two quarters of 2014 and one BRIO restaurant opened in the first two quarters of the current year, partially offset by the closure of two BRIO restaurants during the thirteen weeks ended June 29, 2014. At June 28, 2015, there were 54 BRIO restaurants included in the comparable restaurant base and eight BRIO restaurants not included in the comparable restaurant base.

Cost of Sales. Cost of sales increased $0.2 million, or 1.0%, to $27.5 million for the thirteen weeks ended June 28, 2015 as compared to $27.3 million for the thirteen weeks ended June 29, 2014. The increase was primarily due to a net additional 87 operating weeks in 2015 as compared to 2014. As a percentage of revenues, cost of sales decreased to 25.0% for the thirteen weeks ended June 28, 2015 as compared to 26.1% for the thirteen weeks ended June 29, 2014. The decrease was primarily due to lower commodity costs, principally for seafood and dairy. As a percentage of revenues, food costs decreased 1.1% to 20.6% for the thirteen weeks ended June 28, 2015 as compared to 21.7% for the thirteen weeks ended June 29, 2014. Beverage costs remained flat at 4.4% for the thirteen weeks ended June 28, 2015 as compared to the thirteen weeks ended June 29, 2014.
Labor Costs. Labor costs increased $2.4 million, or 6.7%, to $39.1 million for the thirteen weeks ended June 28, 2015 as compared to $36.7 million for the thirteen weeks ended June 29, 2014. This increase was primarily due to the impact of a net additional 87 operating weeks in 2015 as compared to 2014. As a percentage of revenues, labor costs increased to 35.5% for the thirteen weeks ended June 28, 2015, from 35.1% for the thirteen weeks ended June 29, 2014.
Operating Costs. Operating costs increased $1.7 million, or 10.8%, to $18.0 million for the thirteen weeks ended June 28, 2015 as compared to $16.3 million for the thirteen weeks ended June 29, 2014. This increase was primarily due to the impact of a net additional 87 operating weeks in 2015 as compared to 2014. As a percentage of revenues, operating costs increased to 16.3% for the thirteen weeks ended June 28, 2015 as compared to 15.6% for the thirteen weeks ended June 29, 2014 primarily due to increases in utilities and repair and maintenance expense.
Occupancy Costs. Occupancy costs increased $0.9 million, or 13.7%, to $8.0 million for the thirteen weeks ended June 28, 2015 as compared to $7.1 million for the thirteen weeks ended June 29, 2014 due to a net additional 87 operating weeks in 2015 as compared to 2014. As a percentage of revenues, occupancy costs increased to 7.3% for the thirteen weeks ended June 28, 2015 as compared to 6.8% for the thirteen weeks ended June 29, 2014 due to a reduction in the amortization of tenant improvement allowances related to certain mature restaurants in the current period and the impact of store closures in fiscal year 2014.
General and Administrative. General and administrative expenses increased by $0.1 million, or 2.3%, to $6.0 million for the thirteen weeks ended June 28, 2015, as compared to $5.9 million for the thirteen weeks ended June 29, 2014. As a percentage of revenues, general and administrative expenses decreased to 5.5% for the thirteen weeks ended June 28, 2015 as compared to 5.7% for the thirteen weeks ended June 29, 2014 due mainly to the increase in consolidated revenues in 2015.
Restaurant Pre-opening Costs. Pre-opening costs increased by $0.1 million, to $0.8 million for the thirteen weeks ended June 28, 2015, as compared to $0.7 million for the thirteen weeks ended June 29, 2014. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended June 28, 2015, we opened two restaurants and had three restaurants under construction. During the thirteen weeks ended June 29, 2014, we opened one restaurant and had three restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.5 million to $5.5 million for the thirteen weeks ended June 28, 2015 as compared to $5.0 million for the thirteen weeks ended June 29, 2014. As a percentage of revenues, depreciation and amortization expenses increased to 5.0% for the thirteen weeks ended June 28, 2015 as compared to 4.8% for the thirteen weeks ended June 29, 2014. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable sales during the quarter.
Net Interest Expense. Net interest expense increased by $0.2 million to $0.4 million for the thirteen weeks ended June 28, 2015 as compared to $0.2 million for the thirteen weeks ended June 29, 2014. This increase was due to higher average outstanding debt during the thirteen weeks ended June 28, 2015 as compared to the same period in the prior year resulting from borrowings made to fund the repurchase of $50.6 million of the Company's common shares in the fourth quarter of 2014.
Income Taxes. Income tax expense decreased $0.4 million to $1.0 million for the thirteen weeks ended June 28, 2015 as compared to $1.4 million for the thirteen weeks ended June 29, 2014. The decrease in income tax expense was due to lower income before income taxes and the adjustment of the estimated annual effective tax rate to approximately 22% during the thirteen weeks ended June 28, 2015 as compared to 28% for the thirteen weeks ended June 29, 2014.

Twenty-Six Weeks Ended June 28, 2015 Compared to the Twenty-Six Weeks Ended June 29, 2014
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Twenty-Six Weeks Ended
	June 28, 2015	% of Revenues	June 29, 2014	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$218,415	100%	$207,103	100%	$11,312	5.5%
Cost and expenses:
Cost of sales	55,442	25.4%	53,761	26.0%	1,681	3.1%
Labor	77,997	35.7%	73,259	35.4%	4,738	6.5%
Operating	35,540	16.3%	33,078	16.0%	2,462	7.4%
Occupancy	16,099	7.4%	14,468	7.0%	1,631	11.3%
General and administrative expenses	11,830	5.4%	11,648	5.6%	182	1.6%
Restaurant pre-opening costs	1,755	0.8%	1,026	0.5%	729	71.1%
Depreciation and amortization	10,895	5.0%	10,045	4.9%	850	8.5%
Total costs and expenses	209,558	95.9%	197,285	95.3%	12,273	6.2%
Income from operations	8,857	4.1%	9,818	4.7%	(961)	(9.8)%
Net interest expense	789	0.4%	492	0.2%	297	60.4%
Income before income taxes	8,068	3.7%	9,326	4.5%	(1,258)	(13.5)%
Income tax expense	1,696	0.8%	2,477	1.2%	(781)	(31.5)%
Net income	$6,372	2.9%	$6,849	3.3%	$(477)	(7.0)%

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues increased $11.3 million, or 5.5%, to $218.4 million for the twenty-six weeks ended June 28, 2015, as compared to $207.1 million for the twenty-six weeks ended June 29, 2014. The increase of $11.3 million was primarily due to a net 147 operating weeks provided by five company owned restaurants opened in the last two quarters of 2014 and four restaurants opened in the first two quarters of 2015, less the impact of two restaurant closures during the twenty-six weeks ended June 29, 2014. Partially offsetting the effect of this increase in net operating weeks was a decrease in comparable sales of 1.5%, or $3.0 million, which was the result of a 4.8% decrease in guest counts and a 3.3% increase in average check. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues increased $6.6 million, or 8.6%, to $82.8 million for the twenty-six weeks ended June 28, 2015 as compared to $76.2 million for the twenty-six weeks ended June 29, 2014. Comparable sales for the BRAVO! brand restaurants decreased 1.9%, or $1.4 million, to $73.2 million for the twenty-six weeks ended June 28, 2015 as compared to $74.6 million for the twenty-six weeks ended June 29, 2014. This decrease was due to a decrease in guest counts partially offset by an increase in average check during the first twenty-six weeks of 2015. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $8.0 million to $9.6 million for the twenty-six weeks ended June 28, 2015 as compared to $1.6 million for the twenty-six weeks ended June 29, 2014. The increase of $8.0 million was primarily due to the opening of two BRAVO! restaurants in the last two quarters of 2014 and three BRAVO! restaurants opened in the first two quarters of the current year. At June 28, 2015, there were 46 BRAVO! restaurants included in the comparable revenue base and six BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues increased $4.9 million, or 3.8%, to $135.7 million for the twenty-six weeks ended June 28, 2015 as compared to $130.8 million for the twenty-six weeks ended June 29, 2014. Comparable sales for the BRIO brand restaurants decreased 1.3%, or $1.6 million, to $119.2 million for the twenty-six weeks ended June 28, 2015 as compared to $120.8 million for the twenty-six weeks ended June 29, 2014. This decrease was due to a decrease in guest counts, partially offset by an increase in average check during the first twenty-six weeks of 2015. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $6.5 million to $16.5 million for the twenty-six weeks ended June 28, 2015 as compared to $10.0 million for the twenty-six weeks ended June 29, 2014. The increase of $6.5 million was primarily due to the opening of three BRIO restaurants in the last two quarters of 2014 and one BRIO restaurant opened in the current year, partially offset by the closure of two BRIO restaurants during the twenty-six weeks ended June 29, 2014. At June 28,

2015, there were 54 BRIO restaurants included in the comparable restaurant base and eight BRIO restaurants not included in the comparable restaurant base.
Cost of Sales. Cost of sales increased approximately $1.6 million, or 3.1%, to $55.4 million for the twenty-six weeks ended June 28, 2015 as compared to $53.8 million for the twenty-six weeks ended June 29, 2014. The increase was primarily due to a net additional 147 operating weeks in 2015 compared to 2014. As a percentage of revenues, cost of sales decreased to 25.4% for the twenty-six weeks ended June 28, 2015 as compared to 26.0% for the twenty-six weeks ended June 29, 2014. The decrease was primarily due to lower commodity costs, principally for seafood and dairy. As a percentage of revenues, food costs decreased 0.6% to 20.8% for the twenty-six weeks ended June 28, 2015 as compared to 21.4% for the twenty-six weeks ended June 29, 2014. Beverage costs, as a percentage of revenues, increased 0.1% to 4.6% for the twenty-six weeks ended June 28, 2015 as compared to 4.5% for the twenty-six weeks ended June 29, 2014.
Labor Costs. Labor costs increased $4.7 million, or 6.5%, to $78.0 million for the twenty-six weeks ended June 28, 2015, as compared to $73.3 million for the twenty-six weeks ended June 29, 2014. As a percentage of revenues, labor costs increased to 35.7% for the twenty-six weeks ended June 28, 2015 as compared to 35.4% for the twenty-six weeks ended June 29, 2014. The increase was primarily due to the impact of a net additional 147 operating weeks in 2015 compared to 2014.
Operating Costs. Operating costs increased $2.4 million, or 7.4%, to $35.5 million for the twenty-six weeks ended June 28, 2015, as compared to $33.1 million for the twenty-six weeks ended June 29, 2014. This increase was primarily due to the impact of a net additional 147 operating weeks in 2015 as compared to 2014. As a percentage of revenues, operating costs increased to 16.3% for the twenty-six weeks ended June 28, 2015 as compared to 16.0% for the twenty-six weeks ended June 29, 2014. This increase was primarily due to increases in utilities and repair and maintenance expense in the first twenty-six weeks of 2015 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs increased $1.6 million, or 11.3%, to $16.1 million for the twenty-six weeks ended June 28, 2015, as compared to $14.5 million for the twenty-six weeks ended June 29, 2014. This increase was primarily due to the impact of a net additional 147 operating weeks in 2015 compared to 2014. As a percentage of revenues, occupancy costs increased to 7.4% for the twenty-six weeks ended June 28, 2015 as compared to 7.0% for the twenty-six weeks ended June 29, 2014 due to the deleveraging from the decrease in comparable sales in the first twenty-six weeks of 2015 as compared to the same period in the prior year.
General and Administrative. General and administrative expenses increased by $0.2 million, or 1.6%, to $11.8 million for the twenty-six weeks ended June 28, 2015, as compared to $11.6 million for the twenty-six weeks ended June 29, 2014. As a percentage of revenues, general and administrative expenses decreased to 5.4% for the twenty-six weeks ended June 28, 2015 as compared to 5.6% for the twenty-six weeks ended June 29, 2014 due mainly to increased consolidated revenues in 2015.
Restaurant Pre-opening Costs. Pre-opening costs increased by $0.8 million to $1.8 million for the twenty-six weeks ended June 28, 2015 as compared to $1.0 million for the twenty-six weeks ended June 29, 2014. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the first twenty-six weeks of 2015, we opened four restaurants and had three additional restaurants under construction. In the first twenty-six weeks of 2014, we opened one restaurant and had three additional restaurants under construction.
Depreciation and Amortization. Depreciation and amortization expenses increased $0.9 million to $10.9 million for the twenty-six weeks ended June 28, 2015 as compared to $10.0 million for the twenty-six weeks ended June 29, 2014. As a percentage of revenues, depreciation and amortization expenses increased to 5.0% for the twenty-six weeks ended June 28, 2015 as compared to 4.9% for the twenty-six weeks ended June 29, 2014. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable sales during the first twenty-six weeks of 2015.
Net Interest Expense. Net interest expense increased $0.3 million to $0.8 million for the twenty-six weeks ended June 28, 2015 as compared to $0.5 million for the twenty-six weeks ended June 29, 2014. This increase was due to higher average outstanding debt during the first twenty-six weeks of 2015 as compared to the same period in the prior year resulting from borrowings made to fund the repurchase of $50.6 million of the Company's common shares in the fourth quarter of 2014.
Income Taxes. Income tax expense decreased $0.8 million to $1.7 million for the twenty-six weeks ended June 28, 2015 as compared to $2.5 million for the twenty-six weeks ended June 29, 2014. The decrease in tax expense was due to lower income before income taxes and the adjustment of the estimated annual effective tax rate to approximately 22% during the twenty-six weeks ended weeks ended June 28, 2015 as compared to 28% for the twenty-six weeks ended weeks ended June 29, 2014.

Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our revolving credit facility. As of June 28, 2015, we had approximately $0.4 million in cash and cash equivalents and approximately $49.4 million of availability under our revolving credit facility (after giving effect to $2.6 million of outstanding letters of credit and $48.0 million in outstanding debt under our revolving credit facility at June 28, 2015). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our revolving credit facility and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities over the next twelve months.
Consistent with many other restaurant and retail chain store operations, we use operating lease arrangements for the majority of our restaurant locations. We believe that these operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. Currently, operating lease obligations are not reflected as indebtedness on our consolidated balance sheet. The use of operating lease arrangements may impact our capacity to borrow money under our revolving credit facility. However, restaurant real estate operating leases are expressly excluded from the restrictions under our revolving credit facility related to the incurrence of funded indebtedness.
Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in our 2014 Annual Report on Form 10-K under the heading “Risk Factors.”

The following table presents a summary of our cash flows for the twenty-six weeks ended June 28, 2015 and June 29, 2014 (dollars in thousands):

	Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014
Net cash provided by operating activities	$21,485	$20,843
Net cash used in investing activities	(13,217)	(11,128)
Net cash used in financing activities	(8,335)	(11,559)
Net decrease in cash and cash equivalents	(67)	(1,844)
Cash and cash equivalents at beginning of period	427	7,640
Cash and cash equivalents at end of period	$360	$5,796
Operating Activities. Net cash provided by operating activities was $21.5 million for the twenty-six weeks ended June 28, 2015, compared to net cash provided by operating activities of $20.8 million for the twenty-six weeks ended June 29, 2014. The increase in net cash provided by operating activities in the first twenty-six weeks of 2015 was primarily due to an increase in tenant allowances received in the twenty-six weeks ended June 28, 2015 compared to the twenty-six weeks ended June 29, 2014. Cash receipts from operations for the first twenty-six weeks of 2015 and 2014 were, including the net redemption of gift cards, $215.5 million and $203.6 million, respectively. Cash expenditures from operations during the first twenty-six weeks of 2015 and 2014 were $198.6 million and $186.4 million, respectively.
Investing Activities. Net cash used in investing activities was $13.2 million for the twenty-six weeks ended June 28, 2015, compared to $11.1 million for the twenty-six weeks ended June 29, 2014. We invest cash to purchase property and equipment related to our restaurant expansion plans. The increase in spending was related to the timing of spending related to our new restaurants as well as the number of restaurants that were opened and under construction during 2015 versus 2014. During the first twenty-six weeks of 2015, we opened four restaurants and had three additional restaurants under construction. In the first twenty-six weeks of 2014, we opened one restaurant and had three restaurants under construction.
Financing Activities. Net cash used in financing activities was $8.3 million for the twenty-six weeks ended June 28, 2015, compared to net cash used in financing activities of $11.6 million for the twenty-six weeks ended June 29, 2014. For the twenty-six weeks ended June 28, 2015, the Company had net payments of $8.0 million on its revolving credit facility. For the twenty-six weeks ended June 29, 2014, $4.9 million was used to pay down long-term debt and $6.4 million was used to repurchase Company shares as part of our previous stock buyback program.
As of June 28, 2015, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2015 to be in the range of approximately $7.7 million to $9.7 million, for a total of $16.0 million to $18.0 million for the year. This is primarily related to the opening of two additional restaurants in the last two quarters of 2015, the start of construction of restaurants to be opened in early 2016, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates expensing approximately $1.7 million in pre-opening costs for the remainder of 2015 for a total of $3.5 million for the year.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $43.9 million at June 28, 2015, compared to a net working capital deficit of $41.8 million at December 28, 2014.
On November 5, 2014, the Company entered into the 2014 Credit Agreement with a syndicate of financial institutions. The 2014 Credit Agreement provides for a revolving credit facility under which the Company may borrow up to $100.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in November 2019. Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property and (iii) secured by a pledge of all of the capital stock of our subsidiaries. The 2014 Credit Agreement also requires the Company to meet financial tests, including a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio. At June 28, 2015, the Company was in compliance with its applicable financial covenants. Additionally, the 2014 Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the revolving credit facility to be in full force and effect, and a change of control of our business.
Borrowings under the 2014 Credit Agreement bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%. The applicable margins with respect to our revolving credit facility vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our revolving credit facility bear interest only at the Base Rate plus the applicable margin. Interest on loans based upon the Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. As of June 28, 2015, we had an outstanding balance of $48.0 million on our revolving credit facility.
Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that cash flows from operations as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs over the same period.

OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 28, 2015, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. In July 2015, the FASB voted to defer the effective date of this ASU by one year to annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. This update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update requires an entity to present term debt issuance costs on the balance sheet as a direct deduction from the related term debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long term debt. Our principal interest rate exposure relates to the loans outstanding under our revolving credit facility, which is payable at variable rates.
At June 28, 2015, we had $48.0 million outstanding on our revolving credit facility. Each one-eighth point change in interest rates on the variable rate portion of debt under our revolving credit facility would result in an approximately $60,000 annual change in our interest expense.
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
Evaluation of Disclosure Controls and Procedure
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
Date: July 29, 2015

Bravo Brio Restaurant Group, Inc.

By:	/s/ Saed Mohseni
Saed Mohseni
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)