Form 10-Q
period 2015-09-27
Bravo Brio Restaurant Group, Inc.
filed 2015-11-06
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒
As of November 5, 2015, the latest practicable date, 15,207,414 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 27, 2015 AND DECEMBER 28, 2014
(Dollars in thousands)

	September 27, 2015	December 28, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$379	$427
Accounts receivable	6,781	7,079
Tenant improvement allowance receivable	1,227	1,613
Inventories	2,703	3,132
Deferred income taxes, net	3,799	3,459
Prepaid expenses and other current assets	1,212	2,179
Total current assets	16,101	17,889
Property and equipment — net	181,561	178,877
Deferred income taxes — net	50,252	50,872
Other assets — net	4,203	4,125
Total assets	$252,117	$251,763
Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$14,007	$13,238
Accrued expenses	23,780	25,975
Deferred lease incentives	8,048	7,694
Deferred gift card revenue	9,276	12,783
Total current liabilities	55,111	59,690
Deferred lease incentives	60,519	59,475
Long-term debt	51,500	56,000
Other long-term liabilities	23,240	22,814
Commitments and contingencies (Note 6)
Stockholders’ equity
Common shares, no par value per share— authorized 100,000,000 shares; 20,290,695 shares issued at September 27, 2015 and 20,177,174 shares issued at December 28, 2014	200,399	199,718
Preferred shares, no par value per share— authorized 5,000,000 shares; issued and outstanding, 0 shares at September 27, 2015 and December 28, 2014	—	—
Treasury shares, 5,083,281 shares at September 27, 2015 and December 28, 2014	(72,997)	(72,997)
Retained deficit	(65,655)	(72,937)
Total stockholders’ equity	61,747	53,784
Total liabilities and stockholders’ equity	$252,117	$251,763
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014 (UNAUDITED)
(in thousands except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenues	$98,294	$94,576	$316,709	$301,679
Costs and expenses
Cost of sales	24,463	25,038	79,905	78,799
Labor	36,274	34,643	114,271	107,902
Operating	16,905	16,292	52,445	49,370
Occupancy	7,913	6,965	24,012	21,433
General and administrative expenses	5,401	5,053	17,231	16,701
Restaurant preopening costs	628	668	2,383	1,694
Depreciation and amortization	5,637	5,054	16,532	15,099
Total costs and expenses	97,221	93,713	306,779	290,998
Income from operations	1,073	863	9,930	10,681
Interest expense, net	353	238	1,142	730
Income before income taxes	720	625	8,788	9,951
Income tax expense (benefit)	(190)	(514)	1,506	1,963
Net income	$910	$1,139	$7,282	$7,988
Net income per basic share	$0.06	$0.06	$0.48	$0.42
Net income per diluted share	$0.06	$0.06	$0.46	$0.40
Weighted average shares outstanding-basic	15,202	18,853	15,174	19,084
Weighted average shares outstanding-diluted	15,948	19,768	15,917	19,977
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2015 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Stockholders’
	Shares	Amount	Deficit	Shares	Amount	Equity
Balance — December 28, 2014	20,177,174	$199,718	$(72,937)	(5,083,281)	$(72,997)	$53,784
Net income	—	—	7,282	—	—	7,282
Share-based compensation costs	—	1,147	—	—	—	1,147
Proceeds from the exercise of stock options	46,236	66	—	—	—	66
Issuance of shares of restricted stock	97,702	—	—	—	—	—
Excess tax deficiency from share based payments, net	—	(126)	—	—	—	(126)
Shares withheld from restricted stock vesting for minimum tax withholdings	(30,417)	(406)	—	—	—	(406)
Balance — September 27, 2015	20,290,695	$200,399	$(65,655)	(5,083,281)	$(72,997)	$61,747
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014
(UNAUDITED)
(Dollars in thousands)

	Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net income	$7,282	$7,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,594	15,380
Loss on disposals of property and equipment	539	360
Amortization of deferred lease incentives	(5,404)	(6,704)
Share-based compensation costs	1,147	1,890
Deferred income taxes	280	1,119
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	684	2,145
Inventories	429	280
Prepaid expenses and other current assets	967	3,800
Trade and construction payables	844	3,757
Deferred lease incentives	6,802	3,797
Deferred gift card revenue	(3,507)	(4,265)
Other accrued expenses	(2,321)	(2,322)
Other — net	265	(189)
Net cash provided by operating activities	24,601	27,036
Cash flows from investing activities:
Purchase of property and equipment	(19,809)	(19,831)
Net cash used in investing activities	(19,809)	(19,831)
Cash flows from financing activities:
Proceeds from long-term debt	484,400	7,800
Payments on long-term debt	(488,900)	(9,087)
Proceeds from the exercise of stock options	66	52
Excess tax benefit related to share based payments	—	18
Shares withheld from restricted stock vesting for minimum tax withholdings	(406)	(308)
Repurchase of treasury shares	—	(12,974)
Net cash used in financing activities	(4,840)	(14,499)
Net decrease in cash and cash equivalents	(48)	(7,294)
Cash and cash equivalents — beginning of period	427	7,640
Cash and cash equivalents — end of period	$379	$346
Supplemental disclosures of cash flow information:
Interest paid	990	413
Income taxes paid	740	1,345
Property financed by trade and construction payables	1,381	2,305
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION
Description of Business — As of September 27, 2015, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 116 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 116 restaurants the Company operates, there are 52 Bravo! Cucina Italiana® restaurants, 63 Brio Tuscan Grille™ restaurants and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee.
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
(in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income	$910	$1,139	$7,282	$7,988
Weighted average common shares outstanding	15,202	18,853	15,174	19,084
Effect of dilutive securities:
Stock options	709	789	726	804
Restricted stock	37	126	17	89
Weighted average common and potentially issuable common shares outstanding—diluted	15,948	19,768	15,917	19,977
Basic net income per common share	$0.06	$0.06	$0.48	$0.42
Diluted net income per common share	$0.06	$0.06	$0.46	$0.40

Shares of common stock equivalents of 18,000 and 29,250 were excluded from the diluted calculation due to their anti-dilutive effect for the thirteen and thirty-nine weeks ended September 27, 2015. All outstanding shares of common stock equivalents were included in the diluted calculation for the thirteen and thirty-nine weeks ended September 28, 2014.

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
Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the revolving credit facility bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. Borrowings under the Company’s revolving credit facility are collateralized by a first priority security interest in substantially all of the tangible and intangible personal property of the Company and its subsidiaries. As of September 27, 2015, we had an outstanding balance of $51.5 million on our revolving credit facility.
The 2014 Credit Agreement provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of September 27, 2015, the maximum exposure under these standby letters of credit was $2.6 million.

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

2006 Plan
Stock option activity for the thirty-nine weeks ended September 27, 2015 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 28, 2014	840,658	$1.45
Exercised	(46,236)	$1.45
Granted	—	$—
Forfeited	—	$—
Outstanding at September 27, 2015	794,422	$1.45
Exercisable at September 27, 2015	794,422	$1.45
At September 27, 2015, the weighted-average remaining contractual term of options outstanding was approximately 1.2 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at September 27, 2015 was $7.9 million.

Stock Incentive Plan
Restricted stock activity for the thirty-nine weeks ended September 27, 2015 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 28, 2014	294,749	$16.22
Granted	27,000	$13.78
Vested	(97,702)	$16.70
Forfeited	(15,500)	$16.51
Outstanding at September 27, 2015	208,547	$15.66
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant.  In the first thirty-nine weeks of 2015, stock compensation costs related to shares of restricted stock were approximately $1.1 million. As of September 27, 2015, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $2.2 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 1.8 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 30,417 and 19,996 shares of restricted stock towards the minimum statutory tax withholdings, which the Company recorded as a reduction in common shares in the amount of approximately $0.4 million and $0.3 million, for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively.

5.	INCOME TAXES
The Company’s consolidated balance sheets at September 27, 2015 and December 28, 2014 included net deferred income tax assets of $54.1 million and $54.3 million, respectively. The Company performs a periodic analysis to evaluate whether the deferred income tax assets will be realized. As of September 27, 2015, the Company concluded that it is more likely than not that the deferred income tax assets will be realized through the generation of future taxable income.
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

7.     SUBSEQUENT EVENTS
On October 20, 2015, the Board of Directors of the Company approved the terms of a share repurchase plan (the “Share Repurchase Plan”), under which the Company is authorized to repurchase up to $15 million of its common shares in open market and privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Share Repurchase Plan was declared effective October 21, 2015, is subject to the Company’s pre-existing blackout periods, and expires on December 26, 2016. The Company will make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, an ongoing review of its capital structure and cost of capital, its share price and current market conditions.

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
Our business is highly sensitive to seasonal fluctuations as historically the percentage of operating income earned during the fourth quarter has been higher due in part to higher restaurant sales during the year-end holiday shopping season.  Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable sales, driven by negative guest traffic, in each quarter of 2014 and the first three quarters of 2015. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities as well as implemented an on-line reservation system in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.
Recent guest traffic trends and their effect on sales may result in individual restaurants being cash flow negative. For these restaurants, the Company reviews the associated long-lived assets, such as property, equipment and intangibles subject to amortization, for impairment. We are currently monitoring the performance of certain restaurants with negative cash flows. Based on our current projections, no impairment has been identified. However, depending upon the performance trends of these restaurants in the fourth quarter, an impairment charge may be necessary. See the Company’s significant accounting policies presented in Note 1 to the Company’s consolidated financial statements for the fiscal year ended December 28, 2014, which are contained in our 2014 Annual Report on Form 10-K, for further information regarding the Company's accounting policy for impairment of long-lived assets and intangible assets.
Results of Operations
Thirteen Weeks Ended September 27, 2015 Compared to the Thirteen Weeks Ended September 28, 2014
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirteen Weeks Ended
	September 27, 2015	% of Revenues	September 28, 2014	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$98,294	100.0%	$94,576	100%	$3,718	3.9%
Cost and expenses:
Cost of sales	24,463	24.9%	25,038	26.5%	(575)	(2.3)%
Labor	36,274	36.9%	34,643	36.6%	1,631	4.7%
Operating	16,905	17.2%	16,292	17.2%	613	3.8%
Occupancy	7,913	8.1%	6,965	7.4%	948	13.6%
General and administrative expenses	5,401	5.5%	5,053	5.3%	348	6.9%
Restaurant pre-opening costs	628	0.6%	668	0.7%	(40)	(6.0)%
Depreciation and amortization	5,637	5.7%	5,054	5.3%	583	11.5%
Total costs and expenses	97,221	98.9%	93,713	99.1%	3,508	3.7%
Income from operations	1,073	1.1%	863	0.9%	210	24.3%
Net interest expense	353	0.4%	238	0.3%	115	48.3%
Income before income taxes	720	0.7%	625	0.7%	95	15.2%
Income tax benefit	(190)	(0.2)%	(514)	(0.5)%	324	(63.0)%
Net income	$910	0.9%	$1,139	1.2%	$(229)	(20.1)%

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues increased $3.7 million, or 3.9%, to $98.3 million for the thirteen weeks ended September 27, 2015, as compared to $94.6 million for the thirteen weeks ended September 28, 2014. The increase of $3.7 million was primarily due to a net additional 108 operating weeks provided by four restaurants opened in the last quarter of 2014 and five restaurants opened in the first three quarters of 2015. Partially offsetting the effect of this increase in net operating weeks was a decrease in comparable sales of 3.5%, or $3.2 million, which was the result of a 7.1% decrease in guest counts and a 3.6% increase in average check. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues increased $2.4 million, or 6.6%, to $38.0 million for the thirteen weeks ended September 27, 2015 as compared to $35.6 million for the thirteen weeks ended September 28, 2014. Comparable sales for the BRAVO! brand restaurants decreased 3.1%, or $1.1 million, to $33.7 million for the thirteen weeks ended September 27, 2015 as compared to $34.8 million for the thirteen weeks ended September 28, 2014, due to a decrease in guest counts, partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $3.5 million to $4.2 million for the thirteen weeks ended September 27, 2015 as compared to $0.7 million for the thirteen weeks ended September 28, 2014. The increase of $3.5 million was primarily due to the opening of two BRAVO! restaurants in the last quarter of 2014 and three BRAVO! restaurants in the first three quarters of the current year. At September 27, 2015, there were 46 BRAVO! restaurants included in the comparable restaurant base and six BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues increased $1.2 million, or 2.1%, to $59.6 million for the thirteen weeks ended September 27, 2015 as compared to $58.4 million for the thirteen weeks ended September 28, 2014. Comparable sales for the BRIO brand restaurants decreased 3.8%, or $2.1 million, to $55.3 million for the thirteen weeks ended September 27, 2015 as compared to $57.4 million for the thirteen weeks ended September 28, 2014, due to a decrease in guest counts, partially offset by an increase in average check. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $3.3 million to $4.3 million for the thirteen weeks ended September 27, 2015 as compared to $1.0 million for the thirteen weeks ended September 28, 2014. The increase of $3.3 million was primarily due to the opening of two BRIO restaurants in the last quarter of 2014 and two BRIO restaurants in the first three quarters of the current year. At September 27, 2015, there were 58 BRIO restaurants included in the comparable restaurant base and five BRIO restaurants not included in the comparable restaurant base.

Cost of Sales. Cost of sales decreased $0.5 million, or 2.3%, to $24.5 million for the thirteen weeks ended September 27, 2015 as compared to $25.0 million for the thirteen weeks ended September 28, 2014. The decrease was primarily due to lower commodity costs offset by a net additional 108 operating weeks in 2015 as compared to 2014. As a percentage of revenues, cost of sales decreased to 24.9% for the thirteen weeks ended September 27, 2015 as compared to 26.5% for the thirteen weeks ended September 28, 2014. The decrease was primarily due to lower commodity costs, principally for seafood and dairy products. As a percentage of revenues, food costs decreased 1.5% to 20.5% for the thirteen weeks ended September 27, 2015 as compared to 22.0% for the thirteen weeks ended September 28, 2014. Beverage costs decreased 0.2% to 4.3% for the thirteen weeks ended September 27, 2015 as compared to 4.5% for the thirteen weeks ended September 28, 2014.
Labor Costs. Labor costs increased $1.7 million, or 4.7%, to $36.3 million for the thirteen weeks ended September 27, 2015 as compared to $34.6 million for the thirteen weeks ended September 28, 2014. This increase was primarily due to the impact of a net additional 108 operating weeks in 2015 as compared to 2014. As a percentage of revenues, labor costs increased to 36.9% for the thirteen weeks ended September 27, 2015, from 36.6% for the thirteen weeks ended September 28, 2014, primarily due to the deleveraging resulting from the decrease in comparable sales during the quarter.
Operating Costs. Operating costs increased $0.6 million, or 3.8%, to $16.9 million for the thirteen weeks ended September 27, 2015 as compared to $16.3 million for the thirteen weeks ended September 28, 2014. This increase was primarily due to the impact of a net additional 108 operating weeks in 2015 as compared to 2014. As a percentage of revenues, operating costs remained flat at 17.2% for the thirteen weeks ended September 27, 2015 and the thirteen weeks ended September 28, 2014.
Occupancy Costs. Occupancy costs increased $0.9 million, or 13.6%, to $7.9 million for the thirteen weeks ended September 27, 2015 as compared to $7.0 million for the thirteen weeks ended September 28, 2014, due to a net additional 108 operating weeks in 2015 as compared to 2014. As a percentage of revenues, occupancy costs increased to 8.1% for the thirteen weeks ended September 27, 2015 as compared to 7.4% for the thirteen weeks ended September 28, 2014, due to the opening of four restaurants in the last quarter of 2014 and five restaurants in the first three quarters of 2015.
General and Administrative. General and administrative expenses increased by $0.3 million, or 6.9%, to $5.4 million for the thirteen weeks ended September 27, 2015, as compared to $5.1 million for the thirteen weeks ended September 28, 2014. As a percentage of revenues, general and administrative expenses increased to 5.5% for the thirteen weeks ended September 27, 2015 as compared to 5.3% for the thirteen weeks ended September 28, 2014. The increase, as a percentage of revenues, was due to increases in professional fees during the quarter.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $0.1 million to $0.6 million for the thirteen weeks ended September 27, 2015, as compared to $0.7 million for the thirteen weeks ended September 28, 2014. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended September 27, 2015, we opened one restaurant and had three restaurants under construction. During the thirteen weeks ended September 28, 2014, we opened one restaurant and had five restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.5 million to $5.6 million for the thirteen weeks ended September 27, 2015 as compared to $5.1 million for the thirteen weeks ended September 28, 2014. As a percentage of revenues, depreciation and amortization expenses increased to 5.7% for the thirteen weeks ended September 27, 2015 as compared to 5.3% for the thirteen weeks ended September 28, 2014. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable sales during the quarter.
Net Interest Expense. Net interest expense increased by $0.2 million to $0.4 million for the thirteen weeks ended September 27, 2015 as compared to $0.2 million for the thirteen weeks ended September 28, 2014. This increase was due to higher average outstanding debt during the thirteen weeks ended September 27, 2015 as compared to the same period in the prior year resulting from borrowings made to fund the repurchase of $50.6 million of the Company's common shares in the fourth quarter of 2014.
Income Taxes. Income tax benefit decreased $0.3 million to $0.2 million for the thirteen weeks ended September 27, 2015 as compared to $0.5 million for the thirteen weeks ended September 28, 2014. The decrease in income tax benefit was due to the adjustment of the estimated annual effective tax rate to approximately 19% from 22% for the thirteen weeks ended September 27, 2015 as compared to approximately 22% from 28% for the thirteen weeks ended September 28, 2014. These adjustments to the estimated annual effective tax rate were the result of the relative impact of the general business credits on lower expected annual income before income taxes for the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively.
Thirty-Nine Weeks Ended September 27, 2015 Compared to the Thirty-Nine Weeks Ended September 28, 2014
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirty-Nine Weeks Ended
	September 27, 2015	% of Revenues	September 28, 2014	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$316,709	100%	$301,679	100%	$15,030	5.0%
Cost and expenses:
Cost of sales	79,905	25.2%	78,799	26.1%	1,106	1.4%
Labor	114,271	36.1%	107,902	35.8%	6,369	5.9%
Operating	52,445	16.6%	49,370	16.4%	3,075	6.2%
Occupancy	24,012	7.6%	21,433	7.1%	2,579	12.0%
General and administrative expenses	17,231	5.4%	16,701	5.5%	530	3.2%
Restaurant pre-opening costs	2,383	0.8%	1,694	0.6%	689	40.7%
Depreciation and amortization	16,532	5.2%	15,099	5.0%	1,433	9.5%
Total costs and expenses	306,779	96.9%	290,998	96.5%	15,781	5.4%
Income from operations	9,930	3.1%	10,681	3.5%	(751)	(7.0)%
Net interest expense	1,142	0.4%	730	0.2%	412	56.4%
Income before income taxes	8,788	2.8%	9,951	3.3%	(1,163)	(11.7)%
Income tax expense	1,506	0.5%	1,963	0.7%	(457)	(23.3)%
Net income	$7,282	2.3%	$7,988	2.6%	$(706)	(8.8)%

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues increased $15.0 million, or 5.0%, to $316.7 million for the thirty-nine weeks ended September 27, 2015, as compared to $301.7 million for the thirty-nine weeks ended September 28, 2014. The increase of $15.0 million was primarily due to a net additional 255 operating weeks provided by four restaurants opened in the last quarter of 2014 and five restaurants opened in the first three quarters of 2015, less the impact of two restaurant closures during the thirty-nine weeks ended September 28, 2014. Partially offsetting the effect of this increase in net operating weeks was a decrease in comparable sales of 2.2%, or $6.2 million, which was the result of a 5.5% decrease in guest counts and a 3.3% increase in average check. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues increased $8.9 million, or 8.0%, to $120.7 million for the thirty-nine weeks ended September 27, 2015 as compared to $111.8 million for the thirty-nine weeks ended September 28, 2014. Comparable sales for the BRAVO! brand restaurants decreased 2.3%, or $2.5 million, to $107.0 million for the thirty-nine weeks ended September 27, 2015 as compared to $109.5 million for the thirty-nine weeks ended September 28, 2014. This decrease was due to a decrease in guest counts partially offset by an increase in average check during the first thirty-nine weeks of 2015. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $11.4 million to $13.7 million for the thirty-nine weeks ended September 27, 2015 as compared to $2.3 million for the thirty-nine weeks ended September 28, 2014. The increase of $11.4 million was primarily due to the opening of two BRAVO! restaurants in the last quarter of 2014 and three BRAVO! restaurants in the first three quarters of the current year. At September 27, 2015, there were 46 BRAVO! restaurants included in the comparable restaurant base and six BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues increased $6.2 million, or 3.3%, to $195.3 million for the thirty-nine weeks ended September 27, 2015 as compared to $189.1 million for the thirty-nine weeks ended September 28, 2014. Comparable sales for the BRIO brand restaurants decreased 2.1%, or $3.7 million, to $174.5 million for the thirty-nine weeks ended September 27, 2015 as compared to $178.2 million for the thirty-nine weeks ended September 28, 2014. This decrease was due to a decrease in guest counts, partially offset by an increase in average check during the first thirty-nine weeks of 2015. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $9.9 million to $20.8 million for the thirty-nine weeks ended September 27, 2015 as compared to $10.9 million for the thirty-nine weeks ended September 28, 2014. The increase of $9.9 million was primarily due to the opening of two BRIO restaurants in the last quarter of 2014 and two BRIO restaurants in the first three quarters of the current year, partially offset by the closure of two BRIO restaurants during the thirty-nine weeks ended September 28, 2014. At September 27, 2015, there were 58 BRIO restaurants included in the comparable restaurant base and five BRIO restaurants not included in the comparable restaurant base.
Cost of Sales. Cost of sales increased approximately $1.1 million, or 1.4%, to $79.9 million for the thirty-nine weeks ended September 27, 2015 as compared to $78.8 million for the thirty-nine weeks ended September 28, 2014. The increase was primarily due to a net additional 255 operating weeks in 2015 as compared to 2014, offset by lower commodity costs. As a percentage of revenues, cost of sales decreased to 25.2% for the thirty-nine weeks ended September 27, 2015 as compared to 26.1% for the thirty-nine weeks ended September 28, 2014. The decrease was primarily due to lower commodity costs, principally for seafood and dairy products. As a percentage of revenues, food costs decreased 0.9% to 20.7% for the thirty-nine weeks ended September 27, 2015 as compared to 21.6% for the thirty-nine weeks ended September 28, 2014. Beverage costs, as a percentage of revenues, remained flat at 4.5% for the thirty-nine weeks ended September 27, 2015 and the thirty-nine weeks ended September 28, 2014.
Labor Costs. Labor costs increased $6.4 million, or 5.9%, to $114.3 million for the thirty-nine weeks ended September 27, 2015, as compared to $107.9 million for the thirty-nine weeks ended September 28, 2014. This increase was primarily due to the impact of a net additional 255 operating weeks in 2015 as compared to 2014. As a percentage of revenues, labor costs increased to 36.1% for the thirty-nine weeks ended September 27, 2015 as compared to 35.8% for the thirty-nine weeks ended September 28, 2014. The increase was primarily due to the deleveraging resulting from the decrease in comparable sales in the first thirty-nine weeks of 2015 as compared to the same period in the prior year.
Operating Costs. Operating costs increased $3.0 million, or 6.2%, to $52.4 million for the thirty-nine weeks ended September 27, 2015, as compared to $49.4 million for the thirty-nine weeks ended September 28, 2014. This increase was primarily due to the impact of a net additional 255 operating weeks in 2015 as compared to 2014. As a percentage of revenues, operating costs increased to 16.6% for the thirty-nine weeks ended September 27, 2015 as compared to 16.4% for the thirty-nine weeks ended September 28, 2014. This increase was primarily due to increases in utilities and repair and maintenance expense in the first thirty-nine weeks of 2015 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs increased $2.6 million, or 12.0%, to $24.0 million for the thirty-nine weeks ended September 27, 2015, as compared to $21.4 million for the thirty-nine weeks ended September 28, 2014. This increase was primarily due to the impact of a net additional 255 operating weeks in 2015 as compared to 2014. As a percentage of revenues, occupancy costs increased to 7.6% for the thirty-nine weeks ended September 27, 2015 as compared to 7.1% for the thirty-nine weeks ended September 28, 2014, due to the deleveraging resulting from the decrease in comparable sales in the first thirty-nine weeks of 2015 as compared to the same period in the prior year.
General and Administrative. General and administrative expenses increased by $0.5 million, or 3.2%, to $17.2 million for the thirty-nine weeks ended September 27, 2015, as compared to $16.7 million for the thirty-nine weeks ended September 28, 2014. This increase was primarily due to an increase in professional fees. As a percentage of revenues, general and administrative expenses decreased to 5.4% for the thirty-nine weeks ended September 27, 2015 as compared to 5.5% for the thirty-nine weeks ended September 28, 2014, due mainly to increased consolidated revenues in 2015.
Restaurant Pre-opening Costs. Pre-opening costs increased by $0.7 million to $2.4 million for the thirty-nine weeks ended September 27, 2015 as compared to $1.7 million for the thirty-nine weeks ended September 28, 2014. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the first thirty-nine weeks of 2015, we opened five restaurants and had three additional restaurants under construction. In the first thirty-nine weeks of 2014, we opened two restaurants and had five additional restaurants under construction.
Depreciation and Amortization. Depreciation and amortization expenses increased $1.4 million to $16.5 million for the thirty-nine weeks ended September 27, 2015 as compared to $15.1 million for the thirty-nine weeks ended September 28, 2014. As a percentage of revenues, depreciation and amortization expenses increased to 5.2% for the thirty-nine weeks ended September 27, 2015 as compared to 5.0% for the thirty-nine weeks ended September 28, 2014. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable sales during the first thirty-nine weeks of 2015.
Net Interest Expense. Net interest expense increased $0.4 million to $1.1 million for the thirty-nine weeks ended September 27, 2015 as compared to $0.7 million for the thirty-nine weeks ended September 28, 2014. This increase was due to higher average outstanding debt during the first thirty-nine weeks of 2015 as compared to the same period in the prior year resulting from borrowings made to fund the repurchase of $50.6 million of the Company's common shares in the fourth quarter of 2014.

Income Taxes. Income tax expense decreased $0.5 million to $1.5 million for the thirty-nine weeks ended September 27, 2015 as compared to $2.0 million for the thirty-nine weeks ended September 28, 2014. The decrease in income tax expense was due to the adjustment of the estimated annual effective tax rate to approximately 19% for the thirty-nine weeks ended ended September 27, 2015 as compared to approximately 22% for the thirty-nine weeks ended ended September 28, 2014. These adjustments to the estimated annual effective tax rate were the result of the relative impact of the general business credits on lower expected annual income before income taxes for the thirty-nine weeks ended ended September 27, 2015 and September 28, 2014, respectively.
Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our revolving credit facility. As of September 27, 2015, we had approximately $0.4 million in cash and cash equivalents and approximately $45.9 million of availability under our revolving credit facility (after giving effect to $2.6 million of outstanding letters of credit and $51.5 million in outstanding debt under our revolving credit facility at September 27, 2015). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our revolving credit facility and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities over the next twelve months.
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

The following table presents a summary of our cash flows for the thirty-nine weeks ended September 27, 2015 and September 28, 2014 (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014
Net cash provided by operating activities	$24,601	$27,036
Net cash used in investing activities	(19,809)	(19,831)
Net cash used in financing activities	(4,840)	(14,499)
Net decrease in cash and cash equivalents	(48)	(7,294)
Cash and cash equivalents at beginning of period	427	7,640
Cash and cash equivalents at end of period	$379	$346
Operating Activities. Net cash provided by operating activities was $24.6 million for the thirty-nine weeks ended September 27, 2015, compared to net cash provided by operating activities of $27.0 million for the thirty-nine weeks ended September 28, 2014. The decrease in net cash provided by operating activities in the first thirty-nine weeks of 2015 was primarily due to the timing of rent payments during the thirty-nine weeks ended September 27, 2015 compared to the thirty-nine weeks ended September 28, 2014. Cash receipts from operations for the first thirty-nine weeks of 2015 and 2014 were, including the net redemption of gift cards, $313.2 million and $297.6 million, respectively. Cash expenditures from operations during the first thirty-nine weeks of 2015 and 2014 were $295.1 million and $274.5 million, respectively.
Investing Activities. Net cash used in investing activities remained flat at $19.8 million for the thirty-nine weeks ended September 27, 2015 and the thirty-nine weeks ended September 28, 2014. We invest cash to purchase property and equipment related to our restaurant expansion plans, which is related to the timing of spending for our new restaurants as well as the number of restaurants that were opened and under construction during 2015 versus 2014. During the first thirty-nine weeks of 2015, we opened five restaurants and had three additional restaurants under construction. In the first thirty-nine weeks of 2014, we opened two restaurants and had five restaurants under construction.

Financing Activities. Net cash used in financing activities was $4.8 million for the thirty-nine weeks ended September 27, 2015, compared to net cash used in financing activities of $14.5 million for the thirty-nine weeks ended September 28, 2014. For the thirty-nine weeks ended September 27, 2015, the Company had net payments of $4.5 million on its revolving credit facility. For the thirty-nine weeks ended September 28, 2014, the Company had net repayments of long-term debt of $1.3 million and $13.0 million was used to repurchase Company common shares as part of our previous share buyback program.
As of September 27, 2015, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2015 to be in the range of approximately $2.4 million to $4.4 million, for a total of $15.0 million to $17.0 million for the year. This is primarily related to the opening of one additional restaurant in the last quarter of 2015, the start of construction of restaurants to be opened in early 2016, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates expensing approximately $1.1 million in pre-opening costs for the remainder of 2015 for a total of approximately $3.5 million for the year.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $39.0 million at September 27, 2015, compared to a net working capital deficit of $41.8 million at December 28, 2014.
On November 5, 2014, the Company entered into the 2014 Credit Agreement with a syndicate of financial institutions. The 2014 Credit Agreement provides for a revolving credit facility under which the Company may borrow up to $100.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in November 2019. Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property and (iii) secured by a pledge of all of the capital stock of our subsidiaries. The 2014 Credit Agreement also requires the Company to meet financial tests, including a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio. At September 27, 2015, the Company was in compliance with its applicable financial covenants. Additionally, the 2014 Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the revolving credit facility to be in full force and effect, and a change of control of our business.
Borrowings under the 2014 Credit Agreement bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%. The applicable margins with respect to our revolving credit facility vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our revolving credit facility bear interest only at the Base Rate plus the applicable margin. Interest on loans based upon the Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. As of September 27, 2015, we had an outstanding balance of $51.5 million on our revolving credit facility.
Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that cash flows from operations as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs over the same period.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 27, 2015, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
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
In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (Topic 330). This update provides guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. This update defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for annual and interim periods beginning after December 15, 2016. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long term debt. Our principal interest rate exposure relates to the loans outstanding under our revolving credit facility, which is payable at variable rates.
At September 27, 2015, we had $51.5 million outstanding on our revolving credit facility. Each one-eighth point change in interest rates on the variable rate portion of debt under our revolving credit facility would result in an approximately $64,000 annual change in our interest expense.
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
Date: November 6, 2015

Bravo Brio Restaurant Group, Inc.

By:	/s/ Saed Mohseni
Saed Mohseni
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)