Form 10-K
period 2015-12-27
Bravo Brio Restaurant Group, Inc.
filed 2016-02-29
CIK 1495479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 27, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-34920
BRAVO BRIO RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1566328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Goodale Boulevard, Suite 100 Columbus, Ohio	43212
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (614) 326-7944
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Shares, no par value per share	NASDAQ Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.  Yes  ☐    NO  ☒
As of June 28, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $193.4 million based on the number of shares held as of June 28, 2015, and the last reported sale price of the registrant’s common shares as of June 28, 2015.
As of February 26, 2016, the latest practicable date, 14,773,524 of the registrant’s common shares, no par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2016.

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

Basis of Presentation
We utilize a typical restaurant 52- or 53-week fiscal year ending on the last Sunday in the calendar year. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2015,” “fiscal 2015,” “fiscal year 2015” or similar references refer to the fiscal year ended December 27, 2015, which was a 52 week year.

Part I
As used in this annual report on Form 10-K, unless the context otherwise indicates, the references to “our company,” “the Company,” “us,” “we” and “our” refer to Bravo Brio Restaurant Group, Inc. together with its subsidiaries.
Item 1.   Business.
Our Business
We are an owner and operator of two distinct Italian restaurant brands, BRAVO! Cucina Italiana (“BRAVO!”) and BRIO Tuscan Grille (“BRIO”). We have positioned our brands as multifaceted culinary destinations that deliver the ambiance, design elements and food quality reminiscent of fine dining restaurants at a value typically offered by casual dining establishments, a combination known as the upscale affordable dining segment. Each of our brands provides its guests with a fine dining experience and value by serving affordable cuisine prepared using fresh, flavorful ingredients and authentic Italian cooking methods, combined with attentive service in an attractive, lively atmosphere. We strive to be the best Italian restaurant company in America and are focused on providing our guests an excellent dining experience through consistency of execution.
Bravo Brio Restaurant Group, Inc. was incorporated in July 1987 as an Ohio corporation under the name Belden Village Venture, Inc. Our name was changed to Bravo Cucina of Dayton, Inc. in September 1995, to Bravo Development, Inc. in December 1998 and to Bravo Brio Restaurant Group, Inc. in June 2010. The first BRAVO! restaurant opened in 1992 and the first BRIO restaurant opened in 1999, each in Columbus, Ohio. We completed the initial public offering of our common shares in October 2010. As of December 27, 2015, we operated 116 restaurants in 33 states. Additionally, one BRIO restaurant is operated under a franchise agreement. Bravo Brio Restaurant Group’s mission statement is to be the best Italian restaurant company in America by delivering the highest quality food and service to each guest...at each meal...each and every day.
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
The average check for BRAVO! during fiscal 2015 was $21.80 per guest with an average lunch check of $16.79 per guest and an average dinner check of $25.00 per guest. At BRAVO! in 2015, lunch and dinner represented 30% and 70% of revenues, respectively, and alcohol sales accounted for approximately 18% of restaurant sales. Our average annual revenues per comparable BRAVO! restaurant were $3.1 million in fiscal 2015. As of December 27, 2015, we owned and operated 51 BRAVO! restaurants in 23 states.
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
The average check for BRIO during fiscal 2015 was $26.17 per guest, with an average lunch check of $20.05 per guest and an average dinner check of $30.48 per guest. At BRIO in 2015, lunch and dinner represented 32% and 68% of revenues, respectively, and alcohol sales accounted for approximately 22% of restaurant sales. Our average annual revenues per comparable BRIO restaurant were $4.2 million in fiscal 2015. As of December 27, 2015, we operated 65 BRIO restaurants in 22 states, all of which we own with the exception of one restaurant that we operate under a management agreement pursuant to which we receive a management fee. Additionally, one BRIO restaurant is operated under a franchise agreement.
We operate one full-service upscale affordable American-French bistro restaurant in Columbus, Ohio under the brand “Bon Vie.” Our Bon Vie restaurant is included in the BRIO operating and financial data set forth in this annual report.
Real Estate
As of December 27, 2015, we leased 111 operating locations and owned four locations, of which 101 are located adjacent to or in lifestyle centers and/or shopping malls and 14 are free-standing units strategically positioned in high-traffic areas. On average, our restaurants range in size from 6,000 to 9,000 square feet. The majority of our leases provide for minimum annual rentals and contain percentage-of-sales rent provisions against which the minimum rent is applied. A significant percentage of our leases also provide for periodic escalation of minimum annual rent. Typically, our leases are ten or 15 years in length with two, five-year extension options. See Part I, Item 2 “Properties.”
Landlords and developers seek out our concepts to be restaurant anchors for their developments as they are complementary to national retailers, having attracted on average between approximately 2,700-4,500 guests per restaurant each week in fiscal 2015. As a result of the importance of our brands to the retail centers in which we are located, we are often able to negotiate the prime location within a center as well as favorable real estate terms and choose between our two brands to determine which is optimal for a location. This helps to generate attractive returns on our investment and drive positive returns on capital for our shareholders. On average, a restaurant opening requires a net cash investment of approximately $1.5-$2.5 million.
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
In fiscal 2015, we executed our first franchise agreement with an experienced restaurant owner and operator in San Juan, Puerto Rico, pursuant to which our franchise partner will pay us a royalty fee to use our BRIO brand name, menu, and design elements. Currently, we have no plans to further franchise any of our brands. However, we intend to evaluate all similar opportunities in the future and may expand upon this initial franchise location if we deem it to be in the best interest of the Company and our shareholders.

Restaurant Operations
We have a group of district partners who report to regional Vice Presidents. The regional Vice Presidents report to our Chief Operating Officer, who in turn reports to our President and Chief Executive Officer. Each restaurant district partner typically supervises the operations of six to nine restaurants in his or her respective geographic areas, and is in frequent contact with each location. We additionally have two Corporate Executive Chefs, one for each brand. The staffing at our restaurants typically consists of a general manager, two to three assistant managers, an executive chef and one to three sous chefs. In addition, our restaurants typically employ 60 to 150 hourly employees. Our operational philosophy is as follows:

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

•
Leverage Our Partnership Management Philosophy.  A key element to our expansion and success has been the development of our partnership management philosophy, which is based on the premise that active and ongoing economic participation (via a bonus plan) by each restaurant’s general manager, executive chef, assistant managers and sous chefs is essential to long-term success. The purpose of this structure is to attract and retain an experienced management team, incentivize the team to execute our strategy and objectives and provide stability to the operating management team. This program is offered to all restaurant management personnel. This provides our management team with the financial incentive to develop people, build lifelong guests and operate their restaurants in accordance with our standards.

Sourcing and Supply
To ensure the highest quality menu ingredients, raw materials and other supplies, we continually research and evaluate products. We contract with Distribution Market Advantage ("DMA"), a cooperative of multiple food distributors located throughout the nation, for the broadline distribution of most of our food products. DMA is a company with whom we negotiate and gain access to third party food distributors and suppliers. In fiscal 2015, we consolidated all of our restaurants under the DMA arrangement and the DMA distributors supplied us with approximately 70% of our food supplies. We utilize distributors Gordon Food Service (“GFS”), Ben E. Keith Company (“BEK”), Shamrock Foods (“Shamrock”) and Nicholas & Company (“Nicholas”) under the DMA arrangement. At the end of fiscal 2015, GFS, BEK, Shamrock, and Nicholas distributed approximately 81%, 9%, 6% and 4%, respectively, of the food supplies distributed through our DMA arrangement. We negotiate pricing and volume terms either directly with certain of our suppliers and distributors or through DMA. Currently, we have pricing agreements of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry, certain seafood products, dairy products, soups and sauces, bakery items and certain meat products. Our restaurants place orders directly with the distributors and maintain regular distribution schedules.

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
Food Safety
Providing a safe and clean dining experience for our guests is essential to our mission statement. We have taken steps to mitigate food quality and safety risks, including designing and implementing a training program for our chefs, hourly service employees and managers focusing on food safety and quality assurance. In addition, we include food safety standards and procedures in every recipe for our cooks. We also consider food safety and quality assurance when selecting our distributors and suppliers. Our suppliers are inspected by federal, state and local regulators or other reputable, qualified inspection services, which helps ensure their compliance with all applicable food safety and quality guidelines.
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
Local Restaurant Marketing
We seek to connect with the consumers and businesses in our local community to create awareness, trial, and loyalty. Each local restaurant management team engages guests and potential guests both inside and outside of the restaurant to create a loyal following for our brands.
Advertising
Our goal is to create relevant and compelling programs designed to attract new guests while also increasing core guest frequency. For each key marketing promotion, we create a fully integrated campaign which typically consists of in-store merchandising, e-mail messaging, social media, public relations, paid search and digital display advertising, and local store marketing support.
A portion of our marketing budget is spent on point-of-sale materials which effectively communicate key brand initiatives to guests while they are dining in our restaurants. These programs include add-on sales and value initiatives, seasonal menu changes, holiday promotions, limited time offers, bar promotions, private party and banquet offerings. We also spend a portion of our marketing budget on targeted digital media, which allows us to generate awareness and trial in a geo-targeted area around our restaurants most efficiently.
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
E-Marketing & Social Media
One of our goals is to give guests every opportunity to engage with us, so we’ve made it a priority to make ourselves accessible to them through various digital channels including the website, email, and social networks. We are active on a variety of communications channels, including social media (Facebook, Twitter, Instagram, Pinterest, and Periscope) and our MyBravo Mail and MyBrio Mail E-Clubs.  Each channel serves a unique purpose and allows us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We will continue to allocate a portion of our marketing budget toward this rapidly growing area.
Rewards Program
In 2015, both brands began offering an incentive in order to boost core guest frequency. For every five (5) visits, members earn a reward to redeem on their next visit. The reward programs, called “MyBRAVO Rewards” and “MyBRIO Rewards", were designed to reward guests for their continuous dining at our restaurants. Guests can download a MyBRAVO/MyBRIO! Rewards mobile application, register their cards at BRAVO! and BRIO locations or online at www.myBRAVOReward.com or www.myBRIOReward.com. Guests who join receive exclusive offers loaded onto their account, special event information and other announcements via e-mail throughout the year. The program also serves as a high impact communication tool to inform members of the exciting new marketing programs for each brand.
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
During fiscal 2015, approximately 20% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. The failure of a restaurant to obtain its licenses, permits or other approvals, or any suspension of such licenses, permits or other approvals, would adversely affect that restaurant’s operations and profitability and could adversely affect our ability to obtain these licenses, permits and approvals elsewhere. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including: the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the serving of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.
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
Seasonality
Our business is highly sensitive to seasonal fluctuations as, historically, the percentage of operating income earned during the fourth quarter has been higher than the other quarters due in part to higher restaurant sales during the year-end holiday season.
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

Employees
As of December 27, 2015, we had approximately 9,500 employees of whom approximately 100 were corporate management and staff personnel, approximately 700 were restaurant managers or trainees, and approximately 8,700 were employees in non-management restaurant positions. None of our employees are unionized or covered by a collective bargaining agreement.
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
Future growth in revenues and profits will depend on our ability to grow sales and efficiently manage costs in our existing and new restaurants. As of December 27, 2015, we operated 51 BRAVO! restaurants and 65 BRIO restaurants, of which three BRAVO! restaurant and three BRIO restaurants were opened within the preceding twelve months. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.
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
Our restaurants are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including, without limitation:

•	food and other raw materials costs, many of which we may not or cannot effectively hedge;

•	labor costs, including wage, workers’ compensation, health care and other benefits expenses;

•	rent expenses and other costs under leases for our new and existing restaurants;

•	energy, water and other utility costs;

•	costs for insurance (including property, liability and workers’ compensation);

•	information technology and other logistical costs; and

•	expenses due to litigation against us.
The failure of our existing or new restaurants to perform as expected could have a significant negative impact on our financial condition and results of operations.
In addition, our financial condition and results of operations depend in part on the success of our franchisee.  However, our franchisee is an independent operator and we cannot control many factors that could impact the profitability of its restaurant. Risks relating to our limited control over franchisees may increase in the future if we enter into additional franchise arrangements.
Our long-term success is highly dependent on our ability to successfully develop and expand our operations.
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2011, we have expanded from 47 BRAVO! restaurants and 39 BRIO restaurants to 51 BRAVO! restaurants and 65 BRIO restaurants, as of December 27, 2015. The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

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
We, together with the rest of the restaurant industry, depend upon consumer discretionary spending. The recent recession impacted consumers’ ability and willingness to spend discretionary dollars. Economic conditions may remain volatile and may repress consumer confidence and discretionary spending for the near term. Guest traffic could be adversely impacted if our guests choose to dine out less frequently or reduce the amount they spend on meals while dining out. Additionally, a decline in corporate travel and entertainment spending could result in a decrease in the traffic of business travelers at our restaurants. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures have resulted and could result from prolonged negative restaurant sales. We closed one restaurant during 2015.

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
Our corporate reputation or brand may also be harmed by actions taken by our franchisee that are otherwise out of our control.  We cannot assure you that our franchisee will successfully participate in our strategic initiative or operate its restaurant in a manner consistent with our concept and standards.  Our franchisee is an independent contractor, and its employees are not our employees.  We provide training and support to, and monitor the operations of, our franchisee, but the quality of its restaurant may be diminished by any number of factors beyond our control.  Consequently, our franchisee may not successfully operate its restaurant in a manner consistent with our high standards and requirements, and our franchisee may not hire and train qualified managers and other restaurant personnel.  Any operational shortcomings at our franchised BRIO restaurant will likely be attributed by consumers to our entire brand, thus damaging our corporate brand and reputation, potentially adversely affecting our business, results of operations and financial condition.  The risks described in this paragraph will increase in significance to our business if we enter into additional franchise arrangements in the future.
A multi-location restaurant business such as ours can be adversely affected by negative publicity or news reports, whether or not accurate, regarding food quality issues, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other foodservice providers or others across the food industry supply chain. Negative publicity concerning E. coli bacteria relating to the consumption of beef and other meat products, “H1N1” or “swine flu” related to pork products, “avian flu” related to poultry products and the publication of government, academic or industry findings about health concerns relating to menu items served by our restaurants could affect consumer food preferences. The sale of food and prepared food products also involves the risk of injury or illness to our guests as a result of tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during the growing, storage, handling and transportation phases. These types of health concerns and negative publicity concerning our food products may adversely affect the demand for our food and negatively impact our business and results of operations. While we have taken steps to mitigate food quality, public health and other foodservice-related risks, these types of health concerns or negative publicity cannot be completely eliminated or mitigated and may materially harm our results of operations and result in damage to our brands.
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
Our financial performance is highly dependent on restaurants located in Ohio, Florida, Michigan, Pennsylvania and Texas, which comprise approximately 49% of our total restaurants. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these states have been more negatively impacted by the housing market decline, high unemployment rates and the overall economic crisis than other geographic areas. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters.
In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. Approximately 37% of our total restaurants are located in Ohio, Michigan, Pennsylvania, New York, Connecticut, and New Jersey, which are particularly susceptible to snowfall, and 16% of our total restaurants are located in Florida and Louisiana, which are particularly susceptible to hurricanes. Our business is subject to seasonal fluctuations, with restaurant sales typically higher during certain months, such as December. Adverse weather conditions during our most favorable months or periods may exacerbate the effect of adverse weather on guest traffic and may cause fluctuations in our operating results from quarter-to-quarter within a fiscal year. For example, Hurricane Sandy affected the entire eastern seaboard with extremely high winds, heavy rainfall and flooding in October 2012, which led to reduced guest traffic and even closures at some of our restaurants. In addition, outdoor patio seating is available at most of our restaurants and may be impacted by a number of weather-related factors. Our inability to fully utilize our restaurants’ seating capacity as planned may negatively impact our revenues and results of operations.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on local, regional and national distributors and suppliers to provide our produce, beef, poultry, seafood and other ingredients. We contract with DMA for the broadline distribution of most of our food products. Other than for a portion of our commodities, which are purchased locally by each restaurant, we rely on GFS, BEK, Shamrock, and Nicholas as the primary distributors of a majority of our ingredients. Through our agreement with DMA, we have a non-exclusive arrangement with both GFS, BEK, Shamrock, and Nicholas on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by either GFS, BEK, Shamrock, and Nicholas could cause our food costs to increase. Additionally, we currently rely on sole suppliers for certain of our food products, including some of our soups and sauces. Failure to identify an alternate source of supply for these items may result in significant cost increases. Increases in distribution costs or sale prices could also cause our food costs to increase. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price or availability of certain food products could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation.
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
Despite our efforts to control costs while still providing competitive health care benefits to our staff members, significant increases in health care costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective. Moreover, there is no assurance that we will be able to pass through the costs of such increases in a manner that will not adversely impact our operating results.
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
In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for financial performance. We regularly review any restaurant that is cash flow negative for the previous four quarters to determine if impairment testing is warranted. As part of the review we also take into account that our business is highly sensitive to seasonal fluctuations, including the holiday season at the end of the fourth quarter as it significantly impacts our short and long term projections for each location. These estimates may result in a wide range of variability on a year to year basis due to the nature of the criteria. We evaluate future cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. Based on this analysis, if we believe the carrying amount of the assets is not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds estimated fair value. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies — Impairment of Long-Lived Assets.” As a result of the above mentioned review process, we recognized an impairment charge of $10.2 million related to six restaurants in fiscal 2015. We did not recognize an impairment charge in fiscal 2014 and recognized an impairment charge of $14.2 million related to five restaurants in fiscal 2013.
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
The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Brian O'Malley, our President and Chief Executive Officer; James J. O’Connor, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary; and Khanh Collins, our Chief Operating Officer, as well as certain other key personnel. We currently have employment agreements in place with Mr. O'Malley and Mr. O’Connor. The loss of the services of our President and CEO, CFO, COO or other key employees could have a material adverse effect on our business and plans for future development. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key man life insurance policies for any of our employees.
Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
We opened three BRAVO! and three BRIO restaurants in 2015, three BRAVO! and three BRIO restaurants in 2014, and one BRAVO! and seven BRIO restaurants in 2013. Our recent and future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.
Restaurant companies have been the target of class-actions and other litigation alleging, among other things, violations of federal and state law.
In recent years, a number of restaurant companies have been subject to claims by guests, employees and others regarding issues such as food safety, personal injury and premises liability, employment-related claims, harassment, discrimination, disability and other operational issues common to the foodservice industry. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time, including a 2012 class action lawsuit initiated by tipped employees at a BRAVO! location in Des Moines, Iowa. In this lawsuit, it was alleged that we were in violation of the Fair Standards Act for some of our employees at that location. While we settled this lawsuit for an immaterial amount and no other such lawsuits have had a material impact historically, an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have an adverse impact on our profitability and could cause variability in our results compared to expectations. We are self-insured, or carry insurance policies with specific retention levels, for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s practice liability, directors' and officers' liability and other insurable risks. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, we could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims and the diversion of time and resources from our operations.
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
We believe our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance, employer’s practice liability insurance and directors’ and officers’ liability insurance fluctuates based on our historical trends, market conditions and availability. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2016 and beyond. These increases, as well as recently-enacted federal legislation requiring employers to provide specified levels of health insurance to employees averaging greater than 30 hours per week, could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our guests.
Our indebtedness may limit our ability to invest in the ongoing needs of our business.
On November 5, 2014, the Company entered into a new credit agreement (the "2014 Credit Agreement") with a syndicate of financial institutions. As of December 27, 2015, we had approximately $43.3 million of outstanding indebtedness under our revolving credit facility. As of December 27, 2015, we had $54.1 million of revolving loan availability under our revolving credit facility (after giving effect to $2.6 million of outstanding letters of credit). For the year ended December 27, 2015, our total borrowings, repayments on indebtedness and cash interest payments were $705.1 million, $717.8 million and $1.3 million, respectively. For the year ended December 28, 2014, our total borrowings, repayments on indebtedness and cash interest payments were $169.8 million, $129.5 million and $0.6 million, respectively. Our revolving credit facility matures in 2019, and borrowings under the revolving credit facility bear interest at our option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%.
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
The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information as well as the personal information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests’ credit card or debit card. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on us and our restaurants.
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
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. While we are in compliance with the Sarbanes-Oxley Act for fiscal 2015, there is no guarantee that we will meet all areas of compliance in future years. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.
Federal, state and local tax rules may adversely impact our results of operations and financial position.
We are subject to federal, state and local taxes in the United States. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position. In addition, complying with new tax rules, laws or regulations could impact our financial condition, and increases to federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our financial results. In 2012, our 2010 federal tax return was audited by the IRS. While the audit is currently open, we do not believe that any adjustment as a result of the examination would be material to our financial statements; however, there is no guarantee that there will not be findings in this audit, future audits will not be conducted, or any findings recorded in a separate audit for another period.
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
As of December 27, 2015, we had 20,293,296 common shares issued, and 5,534,308 treasury shares repurchased through the end of 2015. In addition, we have reserved 1.9 million common shares for issuance under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan, of which 195,422 shares are subject to vesting under outstanding restricted stock awards and 1,283,664 shares remain eligible for future issuance. Stock options to purchase an aggregate of 790,731 common shares are currently vested and outstanding under the Bravo Development, Inc. Option Plan.
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
Although no preferred shares were outstanding as of December 27, 2015 and although we have no present plans to issue any preferred shares, our articles of incorporation authorize the board of directors to issue up to 5,000,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our board of directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of our company, even if some of our shareholders consider such change of control to be beneficial.
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
Item 1B.   Unresolved Staff Comments.
None.

Item 2.   Properties.
The following table sets forth our restaurant locations as of December 27, 2015.

Location	Bravo Restaurants	Brio Restaurants		Total Number of Restaurants
Alabama	1	1		2
Arizona		2		2
Arkansas	1			1
California		2		2
Colorado		2		2
Connecticut		2		2
Delaware		1		1
Florida	3	14		17
Georgia		2		2
Illinois	1	1		2
Indiana	2			2
Iowa	1			1
Kansas	1			1
Kentucky	1	1		2
Louisiana	1			1
Maryland		3		3
Massachusetts		1		1
Michigan	5	2		7
Missouri	2	2		4
Nebraska	1			1
Nevada	1	2		3
New Jersey		5		5
New Mexico	1			1
New York	1	1		2
North Carolina	3	3	*	6	*
Ohio	12	7		19
Oklahoma	1			1
Pennsylvania	7			7
Puerto Rico	—	1	^	1	^
Tennessee	1			1
Texas	1	6		7
Utah		2		2
Virginia	2	3		5
Wisconsin	1			1
Total	51	66		117
_________________________

*	Includes one location that we operate pursuant to a management agreement and do not own.
^	Includes one location operated under a franchise agreement.
We own four properties, two in Ohio and one in each of Indiana and Pennsylvania, and operate restaurants on each of these sites. We lease the land and buildings for 111 Company owned restaurants used in our operations under various long-term operating lease agreements. The initial lease terms range from ten to 20 years. The leases include renewal options for two to 20 additional years. Our leases currently expire between 2016 and 2031. The majority of our leases provide for base (fixed) rent, plus additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. We are also generally obligated to pay certain real estate taxes, insurance, common area maintenance charges and various other expenses related to the properties. Our main office, not included in the table above, is also leased and is located at 777 Goodale Boulevard, Suite 100, Columbus, Ohio 43212.

Item 3.   Legal Proceedings.
Occasionally we are a party to various legal actions arising in the ordinary course of our business, including claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of February 26, 2016, we are not a party to any material pending legal proceedings and are not aware of any claims that individually or in the aggregate could have a materially adverse effect on our financial position, results of operations, or cash flows, except as may be noted in Part IV, Item 15, note 13, of this annual report.
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
Our common shares have been traded on the NASDAQ Stock Market under the symbol “BBRG” since October 21, 2010. The following table set forth, for the periods indicated, the high and low price per share of our common shares, as reported by the NASDAQ Stock Market:

	High	Low
Fiscal 2015 Quarter Ended
March 29, 2015	$14.78	$12.77
June 28, 2015	$15.44	$13.13
September 27, 2015	$13.62	$11.39
December 27, 2015	$12.65	$8.84

Fiscal 2014 Quarter Ended
March 30, 2014	$16.44	$14.05
June 29, 2014	$16.12	$14.11
September 28, 2014	$16.23	$13.31
December 28, 2014	$14.44	$12.62
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
Holders
There were 13 holders of record of our common shares at February 26, 2016, and we estimate there were 2,400 beneficial shareholders on that date.
Share-Based Compensation Plan Information
See Part III, Item 12, for information relating to securities authorized for issuance under the Company's equity compensation plans.
Price Performance Graph
The graph below compares the cumulative total shareholder return on $100.00 invested at the opening of the market on October 21, 2010, the date the Company’s common shares were first listed on the NASDAQ Stock Market, through and including the market close on December 27, 2015, with the cumulative total return of the same time period on the same amount invested in the NASDAQ Composite® (US) Index and the Nation’s Restaurant News Stock Index. The chart below the graph sets forth the actual numbers depicted on the graph.

	10/21/2010	12/26/2010	12/25/2011	12/30/2012	12/29/2013	12/28/2014	12/27/2015
Bravo Brio Restaurant Group, Inc.	$100.00	$129.03	$109.86	$90.90	$115.24	$89.79	$62.41
NASDAQ Composite® (US) Index	$100.00	$107.89	$105.99	$119.82	$168.23	$194.56	$204.33
Nation’s Restaurant News Stock Index	$100.00	$104.84	$131.27	$130.83	$170.00	$174.39	$199.55
Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities
We did not make any sales of unregistered Company securities during 2015.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of common shares made during the quarter ended December 27, 2015 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

Bravo Brio Restaurant Group Accounting Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization (1)	Approximate Dollar Value of Shares the May Yet Be Purchased Under the Plans or Programs
9/28/2015-10/25/2015	—	$—	—	$15,000,000	$15,000,000
10/26/2015-11/22/2015	209,056	9.94	209,056		$12,921,316
11/23/2015-12/27/2015	241,971	10.26	241,971		$10,439,334
Total for the Quarter	451,027	$10.11	451,027
_________________________

(1)
On October 20, 2015, the Board of Directors authorized a 10b-18 plan whereby the Company was authorized to make up to $15.0 million in share repurchases prior to the plan’s expiration on December 25, 2016. For the thirteen weeks ended December 27, 2015, the Company repurchased 0.5 million shares for an aggregate purchase price of $4.6 million.

Item 6.   Selected Financial Data.
The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The selected historical consolidated financial data as of December 27, 2015 and December 28, 2014 and for the three years in the period ended December 27, 2015 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data as of December 29, 2013, December 30, 2012 and December 25, 2011 and for the two years in the period ended December 30, 2012 have been derived from our audited consolidated financial statements not included elsewhere in this annual report.
BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
(Dollars in thousands except per share data)

	Fiscal Year(1)
	2015	2014	2013	2012	2011
Statement of Operations Data
Revenues	$423,994	$408,309	$411,091	$409,065	$369,245
Costs and Expenses
Cost of sales	106,942	107,078	105,628	106,716	98,175
Labor	151,893	144,848	143,097	139,917	124,352
Operating	69,568	65,851	64,970	62,016	56,578
Occupancy	32,226	29,013	28,506	26,088	23,424
General and administrative expenses	24,520	22,575	22,697	23,684	21,234
Restaurant pre-opening costs	3,009	3,204	3,560	4,492	4,803
Asset impairment charges	10,201	—	14,196	4,060	2,229
Depreciation and amortization	22,435	20,288	20,019	18,939	16,983
Total costs and expenses	420,794	392,857	402,673	385,912	347,778
Income from operations	3,200	15,452	8,418	23,153	21,467
Interest expense, net	1,484	1,347	1,143	1,353	1,711
Income before income taxes	1,716	14,105	7,275	21,800	19,756
Income tax (benefits) expense (2)	(2,864)	2,283	(268)	5,652	(56,688)
Net income	$4,580	$11,822	$7,543	$16,148	$76,444
Per Share Data
Basic	$0.30	$0.63	$0.39	$0.82	$3.96
Diluted	$0.29	$0.60	$0.37	$0.78	$3.72
Weighted average shares outstanding —
Basic	15,143	18,863	19,542	19,584	19,322
Diluted	15,865	19,701	20,432	20,612	20,550

Balance Sheet Data (at the end of the period)
Cash and cash equivalents	$447	$427	$7,640	$13,717	$10,093
Working capital (deficit)	(48,142)	(41,801)	(26,204)	(25,806)	(26,280)
Total assets	248,060	251,763	254,852	263,338	247,626
Total debt	43,300	56,000	15,693	23,086	32,571
Total shareholders’ equity	54,824	53,784	103,776	100,283	84,584
_________________________

(1)	We utilize a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. With the exception of 2012, which was a 53-week year, each of the above fiscal years had 52 weeks.

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

Non-GAAP Measures
Adjusted net income and Adjusted net income per share are supplemental measures of our performance that are not required or presented in accordance with generally accepted accounting principles, or GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered by themselves or as a substitute for measures of performance prepared in accordance with GAAP.
We calculate these non-GAAP measures by adjusting net income and net income per share for the impact of certain non-comparable items that are reflected in our GAAP results. We believe these adjusted measures provide investors with additional information to facilitate the comparison of our past and present financial results and assist users of the financial statements to better understand our results. We utilize results that both include and exclude the identified items in evaluating our business performance. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will not be affected by certain unusual or non-comparable items.
The following is a reconciliation from net income and net income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Fiscal Year
	2015	2014
Net income	$4,580	$11,822
Impact from:
Asset Impairment Charges, net of taxes (1)	6,283	—
Write-off of unamortized loan origination fees, net of tax (2)	—	316
Adjusted net income	$10,863	$12,138

	Basic		Diluted
	2015	2014	2015	2014
Net income per share	$0.30	$0.63	$0.29	$0.60
Impact from:
Asset Impairment Charges, net of taxes (1)	0.42	—	0.39	—
Write-off of unamortized loan origination fees (2)	—	0.02	—	0.02
Adjusted net income per share	$0.72	$0.65	$0.68	$0.62
_________________________

1)	Reflects non-cash asset impairment charges, net of tax, in fiscal 2015 for six restaurants.

2)	Reflects non-cash write off of unamortized loan origination fees, net of tax, in fiscal 2014 related to the termination of the credit agreement dated October 26, 2010.

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
Our business is highly sensitive to seasonal fluctuations as historically the percentage of operating income earned during the fourth quarter has been higher than other quarters due, in part, to higher restaurant sales during the year-end holiday season.  Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by negative guest traffic, in each quarter of 2014 and 2015. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.
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

•
Average Check.  Average check is calculated by dividing restaurant revenues by guest counts for a given time period. Average check reflects menu price influences as well as changes in menu mix. Management uses this indicator to analyze trends in guest preferences, effectiveness of menu changes and price increases and per guest expenditures.

•
Average Unit Volume.  Average unit volume consists of the average sales of our restaurants over a certain period of time. This measure is calculated by dividing total restaurant revenues within a period by the number of weeks in the relevant period. This indicator assists management in measuring changes in guest traffic, pricing and development of our brands.

•
Restaurant Level Operating Margins.  Restaurant level operating margin is revenues minus costs of sales, labor costs, operating expenses and occupancy costs. Management uses this measure to evaluate performance at our restaurants and determine the flow through of additional revenues to net income.

•
Operating Margin.  Operating margin represents income from operations before interest and taxes as a percentage of our revenues. By monitoring and controlling our operating margins, we can gauge the overall profitability of our company.

Key Financial Definitions
Revenues.  Revenues primarily consist of food and beverage sales, net of any discounts, such as management meals, employee meals and coupons, associated with each sale. Revenues in a given period are directly influenced by the number of operating weeks in such period and comparable restaurant sales growth. Revenues also include management and franchise fees earned and gift card breakage.
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

Results of Operations
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenues:

	Fiscal Year Ended
	December 27, 2015	% of Revenue	December 28, 2014	% of Revenue	December 29, 2013	% of Revenue
	(Dollars in thousands)
Revenues	$423,994	100%	$408,309	100%	$411,091	100%
Costs and Expenses
Cost of sales	106,942	25.2%	107,078	26.2%	105,628	25.7%
Labor	151,893	35.8%	144,848	35.5%	143,097	34.8%
Operating	69,568	16.4%	65,851	16.1%	64,970	15.8%
Occupancy	32,226	7.6%	29,013	7.1%	28,506	6.9%
General and administrative expenses	24,520	5.8%	22,575	5.5%	22,697	5.5%
Restaurant pre-opening costs	3,009	0.7%	3,204	0.8%	3,560	0.9%
Asset impairment charges	10,201	2.4%	—	—%	14,196	3.5%
Depreciation and amortization	22,435	5.3%	20,288	5.0%	20,019	4.9%
Total costs and expenses	420,794	99.2%	392,857	96.2%	402,673	98.0%
Income from operations	3,200	0.8%	15,452	3.8%	8,418	2.0%
Interest expense, net	1,484	0.4%	1,347	0.3%	1,143	0.3%
Income before income taxes	1,716	0.4%	14,105	3.5%	7,275	1.8%
Income tax (benefit) expense	(2,864)	(0.7)%	2,283	0.6%	(268)	(0.1)%
Net income	$4,580	1.1%	$11,822	2.9%	$7,543	1.8%
Certain percentage amounts may not sum due to rounding.
Fifty-Two Weeks Ended December 27, 2015 Compared to Fifty-Two Weeks Ended December 28, 2014
Revenues.  Revenues increased $15.7 million, or 3.8%, to $424.0 million in fiscal 2015, compared to $408.3 million in fiscal 2014. The increase of $15.7 million was primarily due to a net additional 347 operating weeks provided by six Company owned restaurants opened in 2014 and six restaurants opened in 2015, less the operating weeks attributable to three and one restaurant closures in 2014 and 2015, respectively. Partially offsetting the effect of this increase in net operating weeks was a decrease in comparable restaurant sales of 2.8%, which was the result of a 6.2% decrease in guest counts and a 3.4% increase in average check. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues increased $8.8 million, or 5.8%, to $160.5 million in fiscal 2015 as compared to $151.7 million in fiscal 2014. The increase in revenues was due to additional operating weeks provided by new restaurant openings in 2015 and 2014, partially offset by a decrease in comparable sales. Comparable restaurant sales for the BRAVO! brand restaurants decreased 3.0%, or $4.4 million, to $142.3 million in fiscal 2015 as compared to $146.7 million in fiscal 2014. This decrease was due to a decrease in guest counts partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $13.2 million to $18.2 million in fiscal 2015 as compared to $5.0 million in fiscal 2014. This increase was primarily due to the opening of three BRAVO! restaurants in fiscal 2015. At December 27, 2015, there were 45 BRAVO! restaurants included in the comparable restaurant base and six BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues increased $6.8 million, or 2.7%, to $261.7 million in fiscal 2015 as compared to $254.9 million in fiscal 2014. The increase in revenues was due to additional operating weeks provided by new restaurant openings in 2015 and 2014, partially offset by a decrease in comparable sales. Comparable restaurant sales for the BRIO brand restaurants decreased 2.7%, or $6.4 million, to $234.6 million in fiscal 2015 as compared to $241.0 million in fiscal 2014. This decrease was due to a decrease in comparable guest counts partially offset by an increase in average check. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $13.2 million to $27.1 million in fiscal 2015 as compared to $13.9 million in fiscal 2014. This increase was primarily due to the opening of three BRIO restaurants during fiscal 2015. At December 27, 2015, there were 58 BRIO restaurants included in the comparable restaurant base and six BRIO restaurants not included in the comparable restaurant base.
Cost of Sales.  Cost of sales decreased $0.2 million, or 0.1%, to $106.9 million in fiscal 2015, from $107.1 million in fiscal 2014. The decrease was primarily due to lower commodity costs, partially offset by the impact of a net additional 347 operating weeks in fiscal 2015 as compared to fiscal 2014. As a percentage of revenues, cost of sales decreased 1.0% to 25.2% in 2015 as compared to 26.2% in 2014, due to lower commodity costs primarily for poultry and seafood products as well as the impact of menu price increases. As a percentage of revenues, food costs decreased 0.9% to 20.7% in fiscal 2015 as compared to 21.6% in fiscal 2014. Beverage costs, as a percentage of revenues, decreased 0.1% to 4.5% in fiscal 2015 as compared to 4.6% in fiscal 2014.
Labor Costs.  Labor costs increased $7.1 million, or 4.9%, to $151.9 million in fiscal 2015, from $144.8 million in fiscal 2014. This increase was primarily due to the impact of a net additional 347 operating weeks due to restaurant openings in fiscal 2015 as compared to fiscal 2014. As a percentage of revenues, labor costs increased to 35.8% in 2015, from 35.5% in 2014, primarily due to the deleveraging resulting from the decrease in comparable restaurant sales in 2015.
Operating Costs.  Operating costs increased $3.7 million, or 5.6%, to $69.6 million in 2015, from $65.9 million in 2014. This increase was driven by the impact of a net additional 347 operating weeks due to restaurant openings in 2015 and 2014. As a percentage of revenues, operating costs increased to 16.4% in 2015, from 16.1% in 2014. The increase as a percentage of revenues was primarily due to increases in utilities and repair and maintenance expenses, as well as the deleveraging related to the decrease in comparable restaurant sales in 2015.
Occupancy Costs.  Occupancy costs increased $3.2 million, or 11.1%, to $32.2 million in fiscal 2015, from $29.0 million in fiscal 2014. The increase in occupancy costs was primarily due to the impact of a net additional 347 operating weeks in fiscal 2015 as compared to fiscal 2014. As a percentage of revenues, occupancy costs increased to 7.6% in 2015, from 7.1% in 2014. The increase as a percentage of revenues was primarily related to the deleveraging due to the decrease in comparable restaurant sales in 2015.
General and Administrative.  General and administrative expenses increased $1.9 million, or 8.6%, to $24.5 million in fiscal 2015, from $22.6 million in fiscal 2014. The increase in general and administrative expenses was attributable to higher professional fees and increased distribution costs related to the placement of our gift cards at retailers as compared to the prior period. As a percentage of revenues, general and administrative expenses increased to 5.8% in 2015, from 5.5% in 2014. The increase as a percentage of revenues was primarily due to increased gift card distribution costs and professional fees.
Restaurant Pre-opening Costs.  Restaurant pre-opening costs decreased by $0.2 million to $3.0 million in 2015, from $3.2 million in 2014. The decrease in restaurant pre-opening costs was due to the impact of opening six new restaurants and having two additional restaurants under construction at the end of 2015 compared to six new restaurants opened and four additional restaurants under construction at the end of 2014. Restaurant pre-opening costs are incurred prior to a restaurant opening and may also be incurred into the first month of operations, however the costs that are included in any one period are related to the timing of the work being done and when costs are actually incurred. As a percentage of revenues, restaurant pre-opening costs decreased to 0.7% in 2015, from 0.8% in 2014.
Impairment.  We review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Our impairment charges have been incurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy. Based upon our analysis, we incurred a non-cash impairment charge of $10.2 million in 2015 related to six restaurants. We did not incur a non-cash impairment charge in 2014.
Depreciation and Amortization.  Depreciation and amortization expenses increased by approximately $2.1 million, or 10.6%, to $22.4 million in fiscal 2015, from $20.3 million in fiscal 2014. The increase in depreciation and amortization expenses in 2015 was primarily due to depreciation related to the growth of our restaurant base in 2015 and 2014. As a percentage of revenues, depreciation and amortization expenses increased to 5.3% in 2015 as compared to 5.0% in 2014. The increase as a percentage of revenues was primarily related to the deleveraging due to the decrease in comparable restaurant sales in 2015.
Interest Expense, Net.  Interest expense, net increased by approximately $0.2 million, or 10.2%, to $1.5 million in 2015, from $1.3 million in 2014. The increase was due to higher average outstanding debt during 2015 as compared to the prior year resulting from borrowings made to fund the repurchase of $50.6 million of the Company's common shares in the fourth quarter of 2014.
Income Taxes.  Income taxes decreased $5.2 million to an income tax benefit of $2.9 million in 2015, as compared to an income tax expense of $2.3 million in 2014. The decrease in income tax expense was a result of a decrease in income before taxes which was mainly driven by the impact of the impairment charges incurred in fiscal 2015 that were not incurred in fiscal 2014 and by the decrease in comparable restaurant sales in fiscal 2015. Additionally, income taxes decreased due to the relative impact of general business credits on lower income before taxes for fiscal 2015.
Adjusted Net Income.  Adjusted net income is a supplemental measure of our performance that is not required or presented in accordance with GAAP. We calculate this non-GAAP measure by adjusting net income for the impact of certain non-comparable items that are reflected in our GAAP results. Adjusted net income for fiscal 2015 and 2014 was $10.9 million and $12.1 million, respectively. A full reconciliation from net income to adjusted net income for fiscal 2015 and fiscal 2014 can be found at Part II, Item 6 of this annual report, “Selected Financial Data”.
Fifty-Two Weeks Ended December 28, 2014 Compared to Fifty-Two Weeks Ended December 29, 2013
Revenues.  Revenues decreased $2.8 million, or 0.7%, to $408.3 million in fiscal 2014, compared to $411.1 million in fiscal 2013. Comparable sales for 2014 decreased 5.0% as compared to the prior year due to a 6.0% decrease in guest counts partially offset by a 1.0% increase in average check. Partially offsetting the decrease in comparable restaurant sales was a net additional 179 operating weeks provided by eight Company owned restaurants opened in 2013 and six restaurants opened in 2014, less the operating weeks attributable to three restaurant closures in both 2014 and 2013. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $7.3 million, or 4.6%, to $151.7 million in fiscal 2014 as compared to $159.0 million in fiscal 2013. The decrease in revenues was primarily due to a decrease in comparable sales. Comparable restaurant sales for the BRAVO! brand restaurants decreased 5.5%, or $8.4 million, to $144.5 million in fiscal 2014 due to a decrease in guest counts partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $1.1 million to $7.2 million in fiscal 2014 due to the growth in our restaurant base. At December 28, 2014, there were 45 BRAVO! restaurants included in the comparable restaurant base and four BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues increased $4.0 million, or 1.6%, to $254.9 million in fiscal 2014 as compared to $250.9 million in fiscal 2013. The increase in revenues was due to additional operating weeks provided by new restaurant openings in 2014 and 2013, partially offset by a decrease in comparable sales. Comparable restaurant sales for the BRIO brand restaurants decreased 4.6%, or $10.6 million, to $219.6 million in fiscal 2014, due to a decrease in guest counts and average check. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $14.6 million to $35.3 million in fiscal 2014 due to the growth in our restaurant base. At December 28, 2014, there were 53 BRIO restaurants included in the comparable restaurant base and eight BRIO restaurants not included in the comparable restaurant base.
Cost of Sales.  Cost of sales increased $1.5 million, or 1.4%, to $107.1 million in fiscal 2014, from $105.6 million in fiscal 2013. The increase was primarily due to a commodity cost increase of 3.5% in 2014, partially offset by the impact of a decrease in revenues. As a percentage of revenues, cost of sales increased 0.5% to 26.2% in 2014 as compared to 25.7% in 2013, due to commodity cost increases primarily for dairy, produce and seafood products, partially offset by the impact of a menu price increase. Food costs increased by $2.0 million, or 0.7% as a percentage of revenues, for 2014 as compared to 2013. Beverage costs decreased $0.5 million, or 0.1% as a percentage of revenues, in 2014 as compared to 2013.
Labor Costs.  Labor costs increased $1.7 million, or 1.2%, to $144.8 million in fiscal 2014, from $143.1 million in fiscal 2013. As a percentage of revenues, labor costs increased to 35.5% in 2014, from 34.8% in 2013, primarily due to the deleveraging resulting from the decrease in our comparable restaurant sales as well as increased workers' compensation expenses.
Operating Costs.  Operating costs increased $0.9 million, or 1.4%, to $65.9 million in 2014, from $65.0 million in 2013. This increase was driven by the impact of a net additional 179 operating weeks due to restaurant openings in 2014 and 2013 and increases in utilities and general liability insurance expense. As a percentage of revenues, operating costs increased to 16.1% in 2014, from 15.8% in 2013. The increase as a percentage of revenues was primarily due to increases in utilities and insurance expense, as well as the deleveraging related to the decrease in comparable restaurant sales.
Occupancy Costs.  Occupancy costs increased $0.5 million, or 1.8%, to $29.0 million in fiscal 2014, from $28.5 million in fiscal 2013. The increase in occupancy costs was primarily due to the impact of the additional restaurants opened in 2014 and 2013, partially offset by the net effect of restaurant closures resulting in the accelerated recognition of deferred lease incentives that exceeded restaurant closure costs. As a percentage of revenues, occupancy costs increased to 7.1% in 2014, from 6.9% in 2013. The increase as a percentage of revenues was primarily related to the deleveraging due to the decrease in comparable restaurant sales.
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
Restaurant Pre-opening Costs.  Restaurant pre-opening costs decreased by $0.4 million to $3.2 million in 2014, from $3.6 million in 2013. The decrease in restaurant pre-opening costs was due to the impact of opening six new restaurants and having four additional restaurants under construction at the end of 2014 compared to eight new restaurants opened and no additional restaurants under construction at the end of 2013. Restaurant pre-opening costs are incurred prior to a restaurant opening and may also be incurred into the first month of operations, however the costs that are included in any one period are related to the timing of the work being done and when costs are actually incurred. As a percentage of revenues, restaurant pre-opening costs decreased to 0.8% in 2014, from 0.9% in 2013.
Impairment.  We review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Our impairment charges have been incurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy. Based upon our analysis, we did not incur a non-cash impairment charge in 2014. We did incur a non-cash charge of $14.2 million in 2013 related to the impairment of five restaurants.
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
Interest Expense, Net.  Interest expense, net increased approximately $0.2 million, or 17.8%, to $1.3 million in 2014, from $1.1 million in 2013. The increase was primarily due to the write-off of unamortized loan origination fees resulting from the termination of our prior credit agreement.
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
Adjusted Net Income.  Adjusted net income is a supplemental measure of our performance that is not required or presented in accordance with GAAP. We calculate this non-GAAP measure by adjusting net income for the impact of certain non-comparable items that are reflected in our GAAP results. Adjusted net income for fiscal 2014 and 2013 was $12.1 million and $16.3 million, respectively. A full reconciliation from net income to adjusted net income for fiscal 2014 and fiscal 2013 can be found at Part II, Item 6 of this annual report, “Selected Financial Data."
Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our revolving credit facility. As of December 27, 2015, we had approximately $0.4 million in cash and cash equivalents and approximately $54.1 million of availability under our revolving credit facility (after giving effect to $2.6 million of outstanding letters of credit at December 27, 2015). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our revolving credit facility and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.
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
The following table presents a summary of our cash flows for the years ended December 27, 2015, December 28, 2014 and December 29, 2013.

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
	(in thousands)
Net cash provided by operating activities	$42,230	$46,908	$37,735
Net cash used in investing activities	(24,605)	(29,914)	(29,632)
Net cash used in financing activities	(17,605)	(24,207)	(14,180)
Net increase/(decrease) in cash and cash equivalents	20	(7,213)	(6,077)
Cash and cash equivalents at beginning of year	427	7,640	13,717
Cash and cash equivalents at end of year	$447	$427	$7,640
Year Ended December 27, 2015 Compared to Year Ended December 28, 2014
Operating Activities.  Net cash provided by operating activities was $42.2 million in 2015, compared to $46.9 million in 2014. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and credit cards and a large majority of our expenditures are paid within a 30-day period. The decrease in net cash provided by operating activities in 2015 compared to 2014 was primarily due to an decrease in cash receipts in excess of cash expenditures from the prior year. This was primarily due to the timing of rent and construction related payments in 2014 as compared to 2015. Cash receipts in 2015 and 2014, including the net redemption of gift cards, were $425.7 million and $408.2 million, respectively. Cash expenditures during 2015 and 2014 were $391.4 million and $369.4 million, respectively.
Investing Activities.  Net cash used in investing activities was $24.6 million in 2015, compared to $29.9 million in 2014. We used cash primarily to purchase property and equipment related to our restaurant expansion plans. The decrease in spending was related to the timing of restaurant openings, as well as the number of restaurants that were opened during 2015 versus 2014. During 2015, we opened six restaurants and had two additional restaurants under construction at year end, while in 2014 we opened six company owned restaurants and had four additional restaurants under construction at year end.
Financing Activities.  Net cash used in financing activities was $17.6 million in 2015, compared to $24.2 million in 2014. In 2015, we had net payments of $12.7 million on our revolving credit facility, repurchased $4.6 million in treasury stock, and incurred a net $0.3 million cash outflow related to our equity plans. In 2014, we had net borrowings of long-term debt of $40.3 million, repurchased $63.6 million in treasury stock, incurred a net $0.5 million cash outflow related to our equity plans and paid $0.4 million in loan origination fees in connection with the 2014 Credit Agreement.
Year Ended December 28, 2014 Compared to Year Ended December 29, 2013
Operating Activities.  Net cash provided by operating activities was $46.9 million in 2014, compared to $37.7 million in 2013. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and credit cards and a large majority of our expenditures are paid within a 30-day period. The increase in net cash provided by operating activities in 2014 compared to 2013 was primarily due to an increase in cash receipts in excess of cash expenditures from the prior year. This was primarily due to the repayment of tenant allowances received and timing of rent and construction related payments in 2013 as compared to 2014. Cash receipts in 2014 and 2013, including the net redemption of gift cards, were $408.2 million and $411.8 million, respectively. Cash expenditures during 2014 and 2013 were $369.4 million and $380.4 million, respectively.
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

Financing Activities.  Net cash used in financing activities was $24.2 million in 2014, compared to $14.2 million in 2013. In 2014 we repaid $129.5 million in debt related to the termination of our prior credit agreement and gross repayments under our revolving credit facilities, repurchased $63.6 million in treasury stock, incurred a net $0.5 million cash outflow related to our equity plans and paid $0.4 million in loan origination fees for the 2014 Credit Agreement. Partially offsetting these outflows, we had gross borrowings under our revolving credit facilities of $169.8 million. In 2013 we paid down debt by $7.4 million, repurchased $6.5 million in treasury stock and incurred a net $0.3 million cash outflow related to our equity plans.
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
We currently estimate capital expenditures, net of lease incentives, for 2016 to be in the range of approximately $12.0 million to $14.0 million, primarily related to the planned opening of three new restaurants in 2016, early 2017 restaurant openings and normal maintenance capital expenditures related to our existing restaurants. In conjunction with these restaurant openings, we anticipate spending approximately $1.5 million to $2.0 million in pre-opening costs in 2016.
Current Resources.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $48.1 million at December 27, 2015, compared to a net working capital deficit of $41.8 million at December 28, 2014.
On November 5, 2014, the Company entered into the 2014 Credit Agreement with a syndicate of financial institutions. The 2014 Credit Agreement provides for a revolving credit facility under which the Company may borrow up to $100.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in November 2019. Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property and (iii) secured by a pledge of all of the capital stock of our subsidiaries. The 2014 Credit Agreement also requires the Company to meet financial tests, including a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio. At December 27, 2015, the Company was in compliance with its applicable financial covenants. Additionally, the 2014 Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the revolving credit facility to be in full force and effect, and a change of control of our business.
Borrowings under the 2014 Credit Agreement bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%. The applicable margins with respect to our revolving credit facility vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our revolving credit facility bear interest only at the Base Rate plus the applicable margin. Interest on loans based upon the Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. As of December 27, 2015, we had an outstanding balance of $43.3 million on our revolving credit facility.

Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that cash flow from operations as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs over the same period.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 27, 2015, we were not involved in any VIE transactions and did not otherwise have any material off-balance sheet arrangements.
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

We evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve. We forecast our future cash flows by considering recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to predict future undiscounted cash flows. We compare this cash flow forecast to the assets carrying value at the restaurant. Based on this analysis, if we believe that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds fair value. In 2015, as a result of the above mentioned review process, we incurred a non-cash impairment charge of $10.2 million related to six restaurants.
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
Commitments and Contingencies
The following table summarizes our contractual obligations at December 27, 2015 on an actual basis.

	Payments Due by Year
Contractual Obligations	Total	2016	2017-2018	2019-2020	After 2020
	(In thousands)
Revolving credit facility (1)	$43,300	$—	$—	$43,300	$—
Operating leases	279,710	29,204	58,670	55,443	136,393
Construction purchase obligations	1,890	1,890	—	—	—
Total contractual cash obligations	$324,900	$31,094	$58,670	$98,743	$136,393
_________________________

(1)
The outstanding balance on our $100.0 million revolving credit facility is due on November 5, 2019. Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate monthly.

Inflation
Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and beverage, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant guests. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.
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
Recently Adopted Accounting Pronouncements
See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this annual report for a summary of new accounting standards.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
We are subject to interest rate risk in connection with our long term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our revolving credit facility, which are payable at variable rates. We currently have approximately $43.3 million of borrowings under our revolving credit facility. Each eighth point change in interest rates on the variable rate portion of indebtedness under our revolving credit facility would result in annual changes of approximately $54,000 in our interest expense.
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
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.   Controls and Procedures.
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 27, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP") and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, controls and procedures may not prevent or detect all misstatements. Accordingly, even effective controls and procedures can only provide reasonable assurance of achieving their control objectives.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2015 based on the criteria in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2015.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Bravo Brio Restaurant Group, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of Bravo Brio Restaurant Group, Inc. and subsidiaries (the "Company") as of December 27, 2015, based on the criteria established in Internal Control - Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 27, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Columbus Ohio
February 26, 2016

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information.
None.
Part III
Item 10.   Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 27, 2015.
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
Equity Compensation Plan Information
Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 27, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders:
Bravo Development, Inc. Option Plan	790,731	1.45	—
Bravo Brio Restaurant Group, Inc. Stock Incentive Plan	—	—	1,283,664
Equity Compensation plans not approved by security holders:
None
Total	790,731	1.45	1,283,664
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Bravo Brio Restaurant Group, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Bravo Brio Restaurant Group, Inc. and subsidiaries (the "Company") as of December 27, 2015 and December 28, 2014, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 27, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bravo Brio Restaurant Group, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 27, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Columbus, Ohio
February 26, 2016

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 27, 2015 AND DECEMBER 28, 2014
(Dollars in thousands)

	December 27, 2015	December 28, 2014
Assets
Current assets
Cash and cash equivalents	$447	$427
Accounts receivable	9,617	7,079
Tenant improvement allowance receivable	286	1,613
Inventories	3,163	3,132
Deferred income taxes	3,596	3,459
Prepaid expenses and other current assets	1,859	2,179
Total current assets	18,968	17,889
Property and equipment, net	170,463	178,877
Deferred income taxes, net	54,458	50,872
Other assets, net	4,171	4,125
Total assets	$248,060	$251,763

Liabilities and Shareholders’ Equity
Current liabilities
Trade and construction payables	$16,283	$13,238
Accrued expenses	28,869	25,975
Deferred lease incentives	7,230	7,694
Deferred gift card revenue	14,728	12,783
Total current liabilities	67,110	59,690
Deferred lease incentives	59,553	59,475
Long-term debt	43,300	56,000
Other long-term liabilities	23,273	22,814

Commitments and contingencies (Note 13)

Shareholders’ equity
Common shares, no par value per share— authorized 100,000,000 shares; 20,293,296 shares issued at December 27, 2015; and 20,177,174 shares issued at December 28, 2014	200,739	199,718
Preferred shares, no par value per share— authorized 5,000,000; and 0 shares issued and outstanding at December 27, 2015 and December 28, 2014	—	—
Treasury shares, 5,534,308 shares at December 27, 2015; and 5,083,281 shares at December 28, 2014	(77,558)	(72,997)
Retained deficit	(68,357)	(72,937)
Total shareholders’ equity	54,824	53,784
Total liabilities and shareholders’ equity	$248,060	$251,763
See notes to consolidated financial statements.
BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED DECEMBER 27, 2015, DECEMBER 28, 2014 AND
DECEMBER 29, 2013
(Dollars and shares in thousands, except per share data)

	Fiscal Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Revenues	$423,994	$408,309	$411,091
Costs and expenses
Cost of sales	106,942	107,078	105,628
Labor	151,893	144,848	143,097
Operating	69,568	65,851	64,970
Occupancy	32,226	29,013	28,506
General and administrative expenses	24,520	22,575	22,697
Restaurant pre-opening costs	3,009	3,204	3,560
Asset impairment charges	10,201	—	14,196
Depreciation and amortization	22,435	20,288	20,019
Total costs and expenses	420,794	392,857	402,673
Income from operations	3,200	15,452	8,418
Interest expense, net	1,484	1,347	1,143
Income before income taxes	1,716	14,105	7,275
Income tax (benefit) expense	(2,864)	2,283	(268)
Net income	$4,580	$11,822	$7,543

Net income per share — basic	$0.30	$0.63	$0.39
Net income per share — diluted	$0.29	$0.60	$0.37

Weighted average shares outstanding — basic	15,143	18,863	19,542
Weighted average shares outstanding — diluted	15,865	19,701	20,432
See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 27, 2015, DECEMBER 28, 2014 AND
DECEMBER 29, 2013
(Dollars in thousands)

	Common Shares			Treasury Shares
	Shares	Amount	Retained Deficit	Shares	Amount	Shareholders’ Equity
Balance — December 30, 2012	19,820,428	$195,512	$(92,302)	(224,172)	$(2,927)	$100,283

Net income	—	—	7,543	—	—	7,543
Share-based compensation costs	—	2,884	—	—	—	2,884
Purchase of treasury shares	—	—	—	(409,101)	(6,451)	(6,451)
Proceeds from the exercise of stock options	76,775	111	—	—	—	111
Issuance of shares of restricted stock	129,056	—	—	—	—	—
Shares withheld for employee taxes	(34,332)	(510)	—	—	—	(510)
Excess tax benefit from share based payments	—	(84)	—	—	—	(84)
Balance — December 29, 2013	19,991,927	$197,913	$(84,759)	(633,273)	$(9,378)	$103,776

Net income	—	—	11,822	—	—	11,822
Share-based compensation costs	—	2,451	—	—	—	2,451
Purchase of treasury shares	—	—	—	(4,450,008)	(63,619)	(63,619)
Proceeds from the exercise of stock options	74,759	109	—	—	—	109
Issuance of shares of restricted stock	152,647	—	—	—	—	—
Shares withheld for employee taxes	(42,159)	(597)	—	—	—	(597)
Excess tax deficiency from share based payments	—	(158)	—	—	—	(158)
Balance — December 28, 2014	20,177,174	$199,718	$(72,937)	(5,083,281)	$(72,997)	$53,784

Net income	—	—	4,580	—	—	4,580
Share-based compensation costs	—	1,498	—	—	—	1,498
Purchase of treasury shares	—	—	—	(451,027)	(4,561)	(4,561)
Proceeds from the exercise of stock options	49,927	73	—	—	—	73
Issuance of shares of restricted stock	97,702	—	—	—	—	—
Shares withheld for employee taxes	(31,507)	(417)	—	—	—	(417)
Excess tax deficiency from share based payments	—	(133)	—	—	—	(133)
Balance — December 27, 2015	20,293,296	$200,739	$(68,357)	(5,534,308)	$(77,558)	$54,824

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 27, 2015, DECEMBER 28, 2014 AND
DECEMBER 29, 2013
(Dollars in thousands)

	Fiscal Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Cash flow provided by operating activities:
Net income	$4,580	$11,822	$7,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (excluding deferred lease incentives)	22,520	20,607	20,417
Loss on disposals of property and equipment	844	658	1,445
Write-off of unamortized loan origination fees	—	377	—
Impairment of assets	10,201	—	14,196
Amortization of deferred lease incentives	(7,994)	(8,446)	(10,380)
Stock compensation costs	1,498	2,451	2,884
Deferred income taxes	(3,723)	1,675	(1,634)
Changes in certain assets and liabilities:
Accounts and tenant improvement receivables	(1,211)	875	(201)
Inventories	(31)	(191)	82
Prepaid expenses and other current assets	320	3,255	(2,887)
Trade and construction payables	2,611	3,669	(857)
Deferred lease incentives	7,608	8,055	6,749
Deferred gift card revenue	1,945	(93)	666
Other accrued liabilities	2,761	2,151	(1,220)
Other — net	301	43	932
Net cash provided by operating activities	42,230	46,908	37,735
Cash flow used in investing activities:
Purchase of property and equipment	(24,605)	(29,914)	(29,779)
Proceeds from sale of property and equipment	—	—	147
Net cash used in investing activities	(24,605)	(29,914)	(29,632)
Cash flow used in financing activities:
Proceeds from long-term debt	705,100	169,800	—
Payments on long-term debt	(717,800)	(129,493)	(7,393)
Proceeds from the exercise of stock options	73	109	111
Excess tax benefit from share based payments	—	16	63
Shares withheld for employee taxes	(417)	(597)	(510)
Repurchase of treasury shares	(4,561)	(63,619)	(6,451)
Loan origination fees related to new credit facility	—	(423)	—
Net cash used in financing activities	(17,605)	(24,207)	(14,180)
Net increase/(decrease) in cash equivalents:	20	(7,213)	(6,077)
Cash and equivalents — beginning of year	427	7,640	13,717
Cash and equivalents — end of year	$447	$427	$7,640

Supplemental disclosures of cash flow information:
Interest paid	$1,308	$574	$769
Income taxes paid, net	$703	$1,351	$1,587
Property additions financed by trade and construction payables	$1,890	$1,456	$668
See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business — As of December 27, 2015, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 116 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 116 restaurants the Company operates, there are 51 Bravo! Cucina Italiana® restaurants, 64 Brio Tuscan Grille™ restaurants, and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of the restaurants it operates with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee. Additionally, one BRIO restaurant operates under a franchise agreement for which the Company receives a royalty fee.
Fiscal Year End — The Company utilizes a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013 are 52 week years.
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
Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Equipment consists primarily of restaurant equipment, furniture, fixtures and small wares. Depreciation and amortization is calculated using the straight-line method over the shorter of the lease term, including option periods which are reasonably assured of renewal, or the estimated useful life of the asset. The Company incurred depreciation expense of $22.4 million, $20.3 million and $20.0 million for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. Depreciation and amortization periods are as follows:

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
As a result of the above mentioned review process, the Company recognized an impairment charge of $10.2 million related to six restaurants in fiscal 2015. The Company did not recognize an impairment charge in fiscal 2014 and recognized an impairment charge of $14.2 million related to five restaurants in fiscal 2013. The Company’s impairment charges have been incurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy.
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
Estimated Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, receivables, trade and construction payables, and accrued liabilities at December 27, 2015 and December 28, 2014, approximate their fair value due to the short-term maturities of these financial instruments. The carrying amount of long-term debt under the revolving credit facility approximates the fair values at December 27, 2015 and December 28, 2014 due to short term maturities of the underlying LIBOR agreements. This represents a Level 2 fair value measurement.
Revenue Recognition — Revenue from restaurant operations is recognized upon payment by the customer at the time of sale. Revenues are reflected net of sales tax and certain discounts and allowances.
The Company records a liability upon the sale of gift cards and recognizes revenue upon redemption by the customer. Revenue is recognized on unredeemed gift cards (breakage) based upon historical redemption patterns when the Company determines the likelihood of redemption of the gift card by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction. Breakage is reported within revenues in the consolidated statements of operations. For the fiscal years ended 2015, 2014 and 2013, the Company recorded gift card breakage of an immaterial amount.

Certain of our promotional programs have included multiple element arrangements that incorporate both delivered and undelivered components.  We allocate revenues using the relative selling price of each deliverable and recognize it upon delivery of each component.
Advertising — The Company expenses the cost of advertising (including production costs) the first time the advertising takes place. Advertising expense was $4.6 million, $4.1 million, and $4.2 million for the fiscal years ended 2015, 2014 and 2013, respectively.

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
Stock-Based Compensation — The Company maintains equity compensation incentive plans that provide for the grant of nonqualified stock options and restricted stock. Options were granted with exercise prices equal to the fair value of the Company’s common shares at the date of grant. Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. The cost of employee service, net of the estimated forfeiture rate, is recognized as a compensation expense over the period that an employee provides service in exchange for the award, also known as the vesting period. The Company reviews the forfeiture rate as necessary to determine if a change in estimate is necessary. Currently, the Company grants shares of restricted stock to its employees and non-employee directors. The related compensation cost is being recorded over the four year vesting period of each restricted stock grant (See Note 10).
Segment Reporting — The Company operates upscale affordable Italian dining restaurants under two brands, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reportable segment.
Recently Adopted Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. As of December 27, 2015, the Company has not adopted this standard update. The Company is currently evaluating the impact this ASU will have on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The ASU simplifies the current standard, which requires entities to separately present deferred tax assets and liabilities as current and non current in a classified balance sheet. The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. As of December 27, 2015, the Company has not adopted this standard update. The Company does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (Topic 330). This update provides guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. This update defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for annual and interim periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update requires an entity to present term debt issuance costs on the balance sheet as a direct deduction from the related term debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This ASU permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this ASU will have on our consolidated financial statements as well as the expected adoption method.
2.   NET INCOME PER SHARE
Basic earnings per common share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed similarly, but includes the effect of the assumed exercise of dilutive stock options, if any, and vesting of restricted stock under the treasury stock method.
The computations of basic and diluted earnings per common share for 2015, 2014 and 2013 are as follows:
(in thousands, except per share data)

	Fiscal Years
	2015	2014	2013
Net income attributed to common shareholders	$4,580	$11,822	$7,543
Weighted average common shares outstanding	15,143	18,863	19,542
Effect of dilutive securities:
Stock options	716	794	831
Restricted stock	6	44	59
Weighted average common and potentially issuable common shares outstanding — diluted	15,865	19,701	20,432
Basic net income per common share	$0.30	$0.63	$0.39
Diluted net income per common share	$0.29	$0.60	$0.37
For the year ended December 27, 2015, 125,000 shares of common stock equivalents were excluded from the diluted calculation due to their anti-dilutive effect. All outstanding shares of common stock equivalents were included in the diluted calculation for the years ended December 28, 2014 and December 29, 2013.

3.   PROPERTY AND EQUIPMENT
The major classes of property and equipment at December 27, 2015 and December 28, 2014 are summarized as follows (in thousands):

	2015	2014
Land and buildings	$7,637	$7,575
Leasehold improvements	201,694	197,711
Equipment and fixtures	111,625	109,593
Construction in progress	6,391	7,602
Deposits on equipment orders	291	687
Total	327,638	323,168
Less accumulated depreciation and amortization	(157,175)	(144,291)
Property and equipment, net	$170,463	$178,877

4.   OTHER ASSETS
The major classes of other assets at December 27, 2015 and December 28, 2014 are summarized as follows (in thousands):

	2015	2014
Loan origination fees	$423	$423
Liquor licenses	3,301	3,306
Trademarks	478	478
Deposits	345	188
Other assets — at cost	4,547	4,395
Less accumulated amortization	(376)	(270)
Other assets — net	$4,171	$4,125
5.   LONG-TERM DEBT
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
Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the revolving credit facility bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. Borrowings under the Company’s revolving credit facility are collateralized by a first priority interest in substantially all tangible and intangible personal property of the Company and its subsidiaries. The weighted average interest rate on Company borrowings at December 27, 2015 was 2.30% as compared to 2.68% at December 28, 2014. We had outstanding balances of $43.3 million and $56.0 million on our revolving credit facility as of December 27, 2015 and December 28, 2014, respectively.
The 2014 Credit Agreement provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of December 27, 2015, the maximum exposure under these standby letters of credit was $2.6 million.
Pursuant to the 2014 Credit Agreement, the Company is required to meet certain financial covenants including leverage ratios and fixed charge ratios as well as other customary affirmative and negative covenants.
6.   ACCRUED EXPENSES
The major classes of accrued expenses at December 27, 2015 and December 28, 2014 are summarized as follows (in thousands):

	2015	2014
Compensation and related benefits	$9,797	$9,524
Accrued self-insurance claims liability	9,474	8,499
Other taxes payable	4,623	3,781
Other accrued liabilities	4,975	4,171
Total accrued expenses	$28,869	$25,975

7.   OTHER LONG-TERM LIABILITIES
Other long-term liabilities at December 27, 2015 and December 28, 2014 consisted of the following (in thousands):

	2015	2014
Deferred rent	$21,279	$20,874
Other long-term liabilities	1,994	1,940
Total other long-term liabilities	$23,273	$22,814
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
At December 27, 2015, the future minimum rental commitments under noncancellable operating leases, including option periods which are reasonably assured of renewal, were as follows (in thousands):

2016	$29,204
2017	29,520
2018	29,150
2019	27,893
2020	27,550
Thereafter	136,393
Total	$279,710
The above future minimum rental amounts exclude renewal options, which are not reasonably assured of renewal and additional rent based on sales. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis for operating leases.
Rent expense, excluding real estate taxes, CAM charges, insurance and other expenses related to operating leases and partially offset by the amortization of deferred lease incentives, in 2015, 2014 and 2013, consisted of the following (in thousands):

	2015	2014	2013
Minimum rent	$20,144	$18,703	$18,930
Contingent rent	597	625	804
Total	$20,741	$19,328	$19,734

9.   SHAREHOLDERS' EQUITY
On October 23, 2013, the Board of Directors approved the terms of a share repurchase plan under which the Company was authorized to repurchase up to $20.0 million of its common shares in both the open market or through privately negotiated transactions beginning October 23, 2013 and ending on December 28, 2014, subject to the Company’s pre-existing blackout periods.
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
On October 20, 2015 the Board of Directors approved the terms of a new share repurchase plan under which the Company was authorized to repurchase up to $15.0 million of its common shares in both the open market or through privately negotiated transactions beginning October 20, 2015 and ending on December 25, 2016, subject to the Company’s pre-existing blackout periods. Under this and all previous authorizations, the Company cumulatively repurchased 5.5 million shares at a total cost of $77.6 million. During fiscal 2015, 2014, and 2013 the Company repurchased 0.5 million, 4.5 million, and 0.4 million of its common shares for $4.6 million, $63.6 million, and $6.5 million, respectively. Repurchased common shares are recorded to treasury shares.

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
2006 Plan
Stock option activity under the 2006 Plan for 2015, 2014 and 2013 consisted of the following:

	2015	2014	2013
Outstanding — beginning of year	840,658	915,417	992,192
Weighted-average exercise price	$1.45	$1.45	$1.45
Granted	—	—	—
Weighted-average exercise price	$—	$—	$—
Exercised	(49,927)	(74,759)	(76,775)
Weighted-average exercise price	$1.45	$1.45	$1.45
Forfeited	—	—	—
Weighted-average exercise price	$—	$—	$—
Outstanding — end of year	790,731	840,658	915,417
Weighted-average exercise price	$1.45	$1.45	$1.45
Exercisable — end of year	790,731	840,658	915,417
The weighted-average remaining contractual term of options outstanding at December 27, 2015 was 0.9 years and all options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal year and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal year end date. The aggregate intrinsic value for outstanding and exercisable options at December 27, 2015 was $6.0 million.The Company's stock option award agreements allow employees to surrender to the Company common shares upon exercise in lieu of their payment of the exercise price and required personal employment-related taxes. Employees surrendered to the Company 1,090 common shares towards the exercise price and minimum statutory tax withholdings which the Company recorded as a reduction in common shares in an amount of approximately $11.0 thousand for fiscal 2015. There were no such common shares withheld for fiscal years 2014 and 2013.

Stock Incentive Plan
Restricted stock activity under the Stock Incentive Plan for fiscal 2015, 2014 and 2013 consisted of the following:

	2015	2014	2013
Outstanding — beginning of year	294,749	343,107	345,312
Weighted-average grant price	$16.22	$16.94	$18.19
Granted	34,500	136,000	152,400
Weighted-average grant price	$14.16	$15.50	$14.84
Vested	(97,702)	(152,647)	(129,056)
Weighted-average grant price	$16.70	$17.11	$17.78
Forfeited	(36,125)	(31,711)	(25,549)
Weighted-average grant price	$16.22	$16.57	$17.08
Outstanding — end of year	195,422	294,749	343,107
Weighted-average exercise price	$15.41	$16.22	$16.94
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant. In 2015, the Company recorded approximately $1.5 million in stock compensation expense related to the shares of restricted stock. As of December 27, 2015, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $1.8 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 1.9 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 30,417, 42,159 and 34,332 shares of stock towards the minimum statutory tax withholdings which the Company recorded as a reduction in common shares in an amount of approximately $0.4 million, $0.6 million and $0.5 million, for fiscal 2015, 2014 and 2013, respectively.
11.   EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) covering all eligible full-time employees. The 401(k) Plan provides for employee salary deferral contributions as well as discretionary Company matching contributions. Discretionary Company contributions relating to the 401(k) Plan for the years ended 2015, 2014, and 2013, were $308,000, $269,000 and $258,000, respectively.
12.   INCOME TAXES
The provision for income taxes for 2015, 2014 and 2013 consisted of the following (in thousands):

	2015	2014	2013
Current income tax expense:
Federal	$503	$358	$683
State and local	356	250	683
Total current income tax expense	859	608	1,366
Deferred income tax (benefit) expense:
Federal	(3,720)	1,228	(1,714)
State and local	(3)	447	80
Total deferred income tax (benefit) expense	(3,723)	1,675	(1,634)
Total income tax (benefit) expense	$(2,864)	$2,283	$(268)

Deferred income taxes as of December 27, 2015 and December 28, 2014 consisted of the following (in thousands):

	2015	2014
Deferred tax assets:
Goodwill for tax reporting purposes	$18,151	$21,468
Stock compensation	4,253	4,549
Self-insurance reserves	3,547	3,226
Depreciation and amortization	19,040	12,723
Business credit carryforwards	27,116	23,433
Other	878	866
Total gross deferred tax assets	72,985	66,265
Deferred tax liabilities:
Prepaid assets	(458)	(366)
Deferred rent	(14,473)	(11,568)
Total gross deferred tax liabilities	(14,931)	(11,934)
Net deferred tax asset	$58,054	$54,331
Goodwill for tax reporting purposes is amortized over 15 years. At December 27, 2015, the Company had net operating loss carryforwards for state income tax purposes of $0.2 million and no federal net operating loss carryforwards. The Company also has business credit carryforwards mainly consisting of Federal Insurance Contributions Act (FICA) tip credit carryforwards of $27.1 million, which will expire at various dates from 2029 through 2035.
As of December 27, 2015, December 28, 2014 and December 29, 2013, the Company did not carry a valuation allowance against net deferred tax assets. The Company’s conclusion that it is more likely than not that such deferred tax assets will be realized is strongly influenced by its forecast of future taxable income. The Company believes its forecast of future taxable income is reasonable; however, forecasts of future taxable income are inherently uncertain. Therefore, if the Company realizes materially less future taxable income than forecasted or has material unforeseen losses, then its ability to generate sufficient income necessary to realize its existing deferred tax assets may be reduced. In addition, the Company will continue to assess the assumptions used to determine the amount of the tax valuation allowance and may adjust the tax valuation allowance in future periods based on changes in assumptions of forecasted future taxable income and other factors, which may result in an additional charge to increase the valuation allowance.
The effective income tax expense differs from the federal statutory tax expense for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, as follows (in thousands):

	2015	2014	2013
Provision at statutory rate	$601	$4,937	$2,546
FICA tip credit	(5,496)	(4,896)	(4,702)
State income taxes — net of federal benefit	158	568	332
Permanent items	1,873	1,674	1,556
Total income tax (benefit) expense	$(2,864)	$2,283	$(268)
The Company recognizes a position taken or expected to be taken on a tax return in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition, or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the interim period in which the change occurs. As of December 27, 2015 and December 28, 2014, the Company had no uncertain income tax positions.
The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is currently open to audit, subject to the statute of limitations, by the Internal Revenue Service for the years ended December 26, 2010 through December 27, 2015. The Company is currently open to audit, subject to the statute of limitations, under certain states for the years ended December 25, 2011 through December 27, 2015. In 2012, the Company was audited by the Internal Revenue Service for the fiscal year ended December 26, 2010. This audit is still open; however, the Company does not believe that any adjustment as a result of the examination would be material to the financial statements.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision; however, the Company currently has no penalties or interest related to income taxes.
13.   COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims, possible legal actions, and other matters arising out of the normal course of business. While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying consolidated financial statements and that the ultimate resolution of these matters will not, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2015 and fiscal 2014 (in thousands, except per share data):

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$108,169	$110,246	$98,294	$107,285	$423,994
Income (loss) from operations (1)	3,652	5,205	1,073	(6,730)	3,200
Net income (loss)	2,533	3,839	910	(2,702)	4,580
Basic net income (loss) per share	$0.17	$0.25	$0.06	$(0.18)	$0.30
Diluted net income (loss) per share (2)	$0.16	$0.24	$0.06	$(0.18)	$0.29
Basic weighted average shares outstanding	15,122	15,197	15,202	15,050	15,143
Diluted weighted average shares outstanding (3)	15,870	15,936	15,948	15,050	15,865
	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$102,648	$104,455	$94,576	$106,630	$408,309
Income from operations	4,251	5,567	863	4,771	15,452
Net income	2,877	3,972	1,139	3,834	11,822
Basic net income per share	$0.15	$0.21	$0.06	$0.21	$0.63
Diluted net income per share	$0.14	$0.20	$0.06	$0.20	$0.60
Basic weighted average shares outstanding	19,314	19,085	18,853	18,199	18,863
Diluted weighted average shares outstanding	20,165	19,989	19,768	19,026	19,701
_________________________

(1)	Contains asset impairment charges that decreased income by $10.2 million related to six restaurants in the fourth quarter of 2015.

(2)	Sum of the quarterly amounts do not equal the total year amount due to rounding.

(3)
Due to the net loss in the fourth quarter of 2015, all stock options and unvested shares of restricted stock were considered anti-dilutive and not included in that quarter's diluted weighted average shares outstanding.

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
Date: February 26, 2016

Bravo Brio Restaurant Group, Inc.

By:	/s/ Brian T. O'Malley
Brian T. O'Malley President, Chief Executive Officer and Director (Principal Executive Officer)
POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Brian T. O'Malley and James J. O’Connor, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Brian T. O'Malley Brian T. O'Malley	President, Chief Executive Officer and Director (principal executive officer)	February 26, 2016

By:	/s/ James J. O’Connor James J. O’Connor	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 26, 2016

By:	/s/ Thomas J. Baldwin Thomas J. Baldwin	Director	February 26, 2016

By:	/s/ Alton F. Doody III Alton F. Doody III	Director	February 26, 2016

By:	/s/ James S. Gulmi James S. Gulmi	Director	February 26, 2016

By:	/s/ David B. Pittaway David B. Pittaway	Director	February 26, 2016

By:	/s/ Harold O. Rosser, II Harold O. Rosser, II	Director	February 26, 2016

By:	/s/ Fortunato N. Valenti Fortunato N. Valenti	Director	February 26, 2016