Form 10-Q
period 2016-03-27
Bravo Brio Restaurant Group, Inc.
filed 2016-05-03
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒
As of May 2, 2016, the latest practicable date, 14,695,822 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 27, 2016 AND DECEMBER 27, 2015
(Dollars in thousands)

	March 27, 2016	December 27, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$320	$447
Accounts receivable	7,537	9,617
Tenant improvement allowance receivable	205	286
Inventories	3,167	3,163
Prepaid expenses and other current assets	1,103	1,859
Total current assets	12,332	15,372
Property and equipment — net	167,408	170,463
Deferred income taxes — net	57,497	58,054
Other assets — net	4,140	4,171
Total assets	$241,377	$248,060
Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$14,647	$16,283
Accrued expenses	24,663	28,869
Deferred lease incentives	7,412	7,230
Deferred gift card revenue	11,864	14,728
Total current liabilities	58,586	67,110
Deferred lease incentives	58,001	59,553
Long-term debt	45,900	43,300
Other long-term liabilities	23,030	23,273
Commitments and contingencies (Note 6)
Stockholders’ equity
Common shares, no par value per share— authorized 100,000,000 shares; 20,376,207 shares issued at March 27, 2016 and 20,293,296 shares issued at December 27, 2015	200,794	200,739
Preferred shares, no par value per share— authorized 5,000,000 shares; issued and outstanding, 0 shares at March 27, 2016 and December 27, 2015	—	—
Treasury shares, 5,680,385 shares at March 27, 2016 and 5,534,308 shares at December 27, 2015	(78,825)	(77,558)
Retained deficit	(66,109)	(68,357)
Total stockholders’ equity	55,860	54,824
Total liabilities and stockholders’ equity	$241,377	$248,060
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THIRTEEN WEEKS ENDED MARCH 27, 2016 AND MARCH 29, 2015 (UNAUDITED)
(in thousands except per share data)

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Revenues	$108,800	$108,169
Costs and expenses
Cost of sales	28,007	27,906
Labor	39,265	38,850
Operating	17,582	17,522
Occupancy	8,109	8,082
General and administrative expenses	6,671	5,782
Restaurant preopening costs	441	937
Depreciation and amortization	5,533	5,438
Total costs and expenses	105,608	104,517
Income from operations	3,192	3,652
Interest expense, net	348	405
Income before income taxes	2,844	3,247
Income tax expense	596	714
Net income	$2,248	$2,533
Net income per basic share	$0.15	$0.17
Net income per diluted share	$0.15	$0.16
Weighted average shares outstanding-basic	14,766	15,122
Weighted average shares outstanding-diluted	15,416	15,870
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2016 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Stockholders’
	Shares	Amount	Deficit	Shares	Amount	Equity
Balance — December 27, 2015	20,293,296	$200,739	$(68,357)	(5,534,308)	$(77,558)	$54,824
Net income	—	—	2,248	—	—	2,248
Share-based compensation costs	—	308	—	—	—	308
Purchase of treasury shares	—	—	—	(146,077)	(1,267)	(1,267)
Proceeds from the exercise of stock options	28,928	42	—	—	—	42
Issuance of shares of restricted stock	74,002	—	—	—	—	—
Excess tax deficiency from share based payments, net	—	(146)	—	—	—	(146)
Shares withheld for employee taxes	(20,019)	(149)	—	—	—	(149)
Balance — March 27, 2016	20,376,207	$200,794	$(66,109)	(5,680,385)	$(78,825)	$55,860
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2016 AND MARCH 29, 2015
(UNAUDITED)
(Dollars in thousands)

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Cash flows from operating activities:
Net income	$2,248	$2,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,554	5,457
Loss on disposals of property and equipment	120	52
Amortization of deferred lease incentives	(2,201)	(1,760)
Share-based compensation costs	308	393
Deferred income taxes	557	443
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	2,161	949
Inventories	(4)	322
Prepaid expenses and other current assets	756	365
Trade and construction payables	(452)	1,481
Deferred lease incentives	831	1,852
Deferred gift card revenue	(2,864)	(2,505)
Other accrued expenses	(4,352)	(3,503)
Other — net	(239)	189
Net cash provided by operating activities	2,423	6,268
Cash flows from investing activities:
Purchase of property and equipment	(3,776)	(7,084)
Net cash used in investing activities	(3,776)	(7,084)
Cash flows from financing activities:
Proceeds from long-term debt	160,800	153,100
Payments on long-term debt	(158,200)	(152,000)
Proceeds from the exercise of stock options	42	39
Shares withheld for employee taxes	(149)	(393)
Repurchase of treasury shares	(1,267)	—
Net cash provided by financing activities	1,226	746
Net decrease in cash and cash equivalents	(127)	(70)
Cash and cash equivalents — beginning of period	447	427
Cash and cash equivalents — end of period	$320	$357
Supplemental disclosures of cash flow information:
Interest paid	298	362
Income taxes paid	56	24
Property financed by trade and construction payables	705	2,337
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION
Description of Business — As of March 27, 2016, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 118 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 118 restaurants the Company operates, there are 53 Bravo! Cucina Italiana® restaurants, 64 Brio Tuscan Grille™ restaurants and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee. Additionally, one BRIO restaurant is operated under a franchise agreement.
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
Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited consolidated financial statements and related condensed notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015 filed with the SEC on February 29, 2016 (the “2015 Annual Report on Form 10-K”).
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements as well as the expected adoption method.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This ASU requires an entity to present term debt issuance costs on the balance sheet as a direct deduction from the related term debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. The Company adopted this ASU during the thirteen weeks ended March 27, 2016. The adoption of this ASU did not have a material impact on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (Topic 330). This ASU provides guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. This update defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for annual and interim periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This ASU requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. This ASU simplifies the current standard, which requires entities to separately present deferred tax assets and liabilities as current and non current in a classified balance sheet. This ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities and the Company elected to apply this ASU during the thirteen weeks ended March 27, 2016 on a retrospective basis. Accordingly, the Company classified all deferred income taxes as noncurrent as of March 27, 2016 and reclassified $3.6 million of current deferred income taxes to noncurrent deferred income taxes as of December 27, 2015. Because the application of this ASU affects classification only, such reclassifications did not have a material effect on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. As of March 27, 2016, the Company has not adopted this ASU. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. As of March 27, 2016, the Company has not adopted this ASU. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

2.	NET INCOME PER SHARE
Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares.
(in thousands, except per share data)

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Net income	$2,248	$2,533
Weighted average common shares outstanding	14,766	15,122
Effect of dilutive securities:
Stock options	632	745
Restricted stock	18	3
Weighted average common and potentially issuable common shares outstanding—diluted	15,416	15,870
Basic net income per common share	$0.15	$0.17
Diluted net income per common share	$0.15	$0.16

Shares of common stock equivalents of 102,670 and 184,047 were excluded from the diluted calculation due to their anti-dilutive effect for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively.

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
Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the revolving credit facility bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. Borrowings under the Company’s revolving credit facility are collateralized by a first priority security interest in substantially all of the tangible and intangible personal property of the Company and its subsidiaries. As of March 27, 2016, we had an outstanding balance of $45.9 million on our revolving credit facility.
The 2014 Credit Agreement provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of March 27, 2016, the maximum exposure under these standby letters of credit was $2.9 million.

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

2006 Plan
Stock option activity for the thirteen weeks ended March 27, 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 27, 2015	790,731	$1.45
Exercised	(28,928)	$1.45
Granted	—	$—
Forfeited	—	$—
Outstanding at March 27, 2016	761,803	$1.45
Exercisable at March 27, 2016	761,803	$1.45
At March 27, 2016, the weighted-average remaining contractual term of options outstanding was approximately 0.6 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at March 27, 2016 was $4.8 million.

Stock Incentive Plan
Restricted stock activity for the thirteen weeks ended March 27, 2016 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 27, 2015	195,422	$15.41
Granted	134,500	$7.38
Vested	(74,002)	$16.62
Forfeited	(15,750)	$13.15
Outstanding at March 27, 2016	240,170	$10.69
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant.  In the first thirteen weeks of 2016, stock compensation costs related to shares of restricted stock were approximately $0.3 million. As of March 27, 2016, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $2.3 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 3.1 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 20,019 and 29,355 shares of restricted stock towards the minimum statutory tax withholdings, which the Company recorded as a reduction in common shares in the amount of approximately $0.1 million and $0.4 million, for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively.

5.	INCOME TAXES
The Company’s consolidated balance sheets at March 27, 2016 and December 27, 2015 included net deferred income tax assets of $57.5 million and $58.1 million, respectively. The Company performs a periodic analysis to evaluate whether the deferred income tax assets will be realized. As of March 27, 2016, the Company concluded that it is more likely than not that the deferred income tax assets will be realized through the generation of future taxable income.
In 2012, the Company was audited by the Internal Revenue Service for the fiscal year ended December 26, 2010. This audit is still open; however, the Company does not believe that any adjustment as a result of the examination would be material to the financial statements.

6.     COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims, possible legal actions, and other matters arising out of the normal course of business. While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying consolidated financial statements and that the ultimate resolution of these matters will not have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
This discussion contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under the heading “Risk Factors” in our 2015 Annual Report on Form 10-K.
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our 2015 Annual Report on Form 10-K and the unaudited consolidated financial statements and the related condensed notes thereto included herein.
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

Our approach to operations continues to focus on core ways to drive and grow our business. We look for new and different ways to increase our comparable restaurant sales through various initiatives. We are constantly identifying new potential sites to expand both of our brands by opening new restaurants in the best possible locations within a development and throughout the country. We will continue to evaluate our existing restaurant base to ensure each location is meeting our standards from both an operational and profitability standpoint. Finally, we explore all of our options in deploying our capital in a way that is best for our shareholders and our business.
Our business is highly sensitive to seasonal fluctuations as historically the percentage of operating income earned during the fourth quarter has been higher due in part to higher restaurant sales during the year-end holiday shopping season.  Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable restaurant sales, driven by negative guest traffic, in each quarter of 2014 and 2015 and the first quarter of 2016. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities as well as implemented an on-line reservation system in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.

Results of Operations
Thirteen Weeks Ended March 27, 2016 Compared to the Thirteen Weeks Ended March 29, 2015
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirteen Weeks Ended
	March 27, 2016	% of Revenues	March 29, 2015	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$108,800	100.0%	$108,169	100%	$631	0.6%
Cost and expenses:
Cost of sales	28,007	25.7%	27,906	25.8%	101	0.4%
Labor	39,265	36.1%	38,850	35.9%	415	1.1%
Operating	17,582	16.2%	17,522	16.2%	60	0.3%
Occupancy	8,109	7.5%	8,082	7.5%	27	0.3%
General and administrative expenses	6,671	6.1%	5,782	5.3%	889	15.4%
Restaurant pre-opening costs	441	0.4%	937	0.9%	(496)	(52.9)%
Depreciation and amortization	5,533	5.1%	5,438	5.0%	95	1.7%
Total costs and expenses	105,608	97.1%	104,517	96.6%	1,091	1.0%
Income from operations	3,192	2.9%	3,652	3.4%	(460)	(12.6)%
Net interest expense	348	0.3%	405	0.4%	(57)	(14.1)%
Income before income taxes	2,844	2.6%	3,247	3.0%	(403)	(12.4)%
Income tax expense	596	0.5%	714	0.7%	(118)	(16.5)%
Net income	$2,248	2.1%	$2,533	2.3%	$(285)	(11.3)%

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues increased $0.6 million, or 0.6%, to $108.8 million for the thirteen weeks ended March 27, 2016, as compared to $108.2 million for the thirteen weeks ended March 29, 2015. The increase of $0.6 million was primarily due to a net additional 70 operating weeks provided by four restaurants opened in the last three quarters of 2015 and two restaurants opened in the first quarter of 2016, less the impact of a restaurant closure in the fourth quarter of 2015. Partially offsetting the effect of this increase in net operating weeks was a decrease in comparable restaurant sales of 2.8%, or $2.8 million, which was the result of a 3.0% decrease in guest counts and a 0.2% increase in average check. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $0.4 million, or 1.2%, to $39.9 million for the thirteen weeks ended March 27, 2016 as compared to $40.3 million for the thirteen weeks ended March 29, 2015. Comparable restaurant sales for the BRAVO! brand restaurants decreased 4.1%, or $1.5 million, to $35.0 million for the thirteen weeks ended March 27, 2016 as compared to $36.5 million for the thirteen weeks ended March 29, 2015, due to decreases in guest counts and average check. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $1.1 million to $4.9 million for the thirteen weeks ended March 27, 2016 as compared to $3.8 million for the thirteen weeks ended March 29, 2015. The increase of $1.1 million was primarily due to the opening of one BRAVO! restaurant in the last three quarters of 2015 and two BRAVO! restaurants in the first quarter of the current year, less the impact of a restaurant closure in the fourth quarter of 2015. At March 27, 2016, there were 46 BRAVO! restaurants included in the comparable restaurant base and seven BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues increased $1.0 million, or 1.5%, to $68.9 million for the thirteen weeks ended March 27, 2016 as compared to $67.9 million for the thirteen weeks ended March 29, 2015. Comparable restaurant sales for the BRIO brand restaurants decreased 2.1%, or $1.4 million, to $62.0 million for the thirteen weeks ended March 27, 2016 as compared to $63.4 million for the thirteen weeks ended March 29, 2015, due to a decrease in guest counts, partially offset by an increase in average check. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $2.4 million to $6.9 million for the thirteen weeks ended March 27, 2016 as compared to $4.5 million for the thirteen weeks ended March 29, 2015. The increase of $2.4 million was primarily due to the opening of three BRIO restaurants in the last three quarters of 2015. At March 27, 2016, there were 58 BRIO restaurants included in the comparable restaurant base and six BRIO restaurants not included in the comparable restaurant base.

Cost of Sales. Cost of sales increased $0.1 million, or 0.4%, to $28.0 million for the thirteen weeks ended March 27, 2016 as compared to $27.9 million for the thirteen weeks ended March 29, 2015. The increase was primarily due to a net additional 70 operating weeks in 2016 as compared to 2015, partially offset by lower commodity costs. As a percentage of revenues, cost of sales decreased to 25.7% for the thirteen weeks ended March 27, 2016 as compared to 25.8% for the thirteen weeks ended March 29, 2015. The decrease was primarily due to lower commodity costs, principally for meat and poultry products. As a percentage of revenues, food costs increased 0.1% to 21.2% for the thirteen weeks ended March 27, 2016 as compared to 21.1% for the thirteen weeks ended March 29, 2015. Beverage costs decreased 0.2% to 4.5% for the thirteen weeks ended March 27, 2016 as compared to 4.7% for the thirteen weeks ended March 29, 2015.
Labor Costs. Labor costs increased $0.5 million, or 1.1%, to $39.3 million for the thirteen weeks ended March 27, 2016 as compared to $38.8 million for the thirteen weeks ended March 29, 2015. This increase was primarily due to the impact of a net additional 70 operating weeks in 2016 as compared to 2015. As a percentage of revenues, labor costs increased to 36.1% for the thirteen weeks ended March 27, 2016, from 35.9% for the thirteen weeks ended March 29, 2015, primarily due to the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
Operating Costs. Operating costs increased $0.1 million, or 0.3%, to $17.6 million for the thirteen weeks ended March 27, 2016 as compared to $17.5 million for the thirteen weeks ended March 29, 2015. This increase was primarily due to the impact of a net additional 70 operating weeks in 2016 as compared to 2015. As a percentage of revenues, operating costs remained flat at 16.2% for the thirteen weeks ended March 27, 2016 and March 29, 2015.
Occupancy Costs. Occupancy costs remained flat at $8.1 million for the thirteen weeks ended March 27, 2016 and March 29, 2015. As a percentage of revenues, occupancy costs remained flat at 7.5% for the thirteen weeks ended March 27, 2016 and March 29, 2015.
General and Administrative. General and administrative expenses increased by $0.9 million, or 15.4%, to $6.7 million for the thirteen weeks ended March 27, 2016, as compared to $5.8 million for the thirteen weeks ended March 29, 2015. As a percentage of revenues, general and administrative expenses increased to 6.1% for the thirteen weeks ended March 27, 2016 as compared to 5.3% for the thirteen weeks ended March 29, 2015. The increase, as a percentage of revenues, was due to increases in marketing costs during the quarter.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $0.5 million to $0.4 million for the thirteen weeks ended March 27, 2016, as compared to $0.9 million for the thirteen weeks ended March 29, 2015. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended March 27, 2016, we opened two restaurants and had no restaurants under construction. During the thirteen weeks ended March 29, 2015, we opened two restaurant and had three restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.1 million to $5.5 million for the thirteen weeks ended March 27, 2016 as compared to $5.4 million for the thirteen weeks ended March 29, 2015. As a percentage of revenues, depreciation and amortization expenses increased to 5.1% for the thirteen weeks ended March 27, 2016 as compared to 5.0% for the thirteen weeks ended March 29, 2015. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
Net Interest Expense. Net interest expense decreased by $0.1 million to $0.3 million for the thirteen weeks ended March 27, 2016 as compared to $0.4 million for the thirteen weeks ended March 29, 2015. This decrease was due to lower average outstanding debt during the thirteen weeks ended March 27, 2016 as compared to the same period in the prior year.
Income Taxes. Income tax expense decreased $0.1 million to $0.6 million for the thirteen weeks ended March 27, 2016 as compared to $0.7 million for the thirteen weeks ended March 29, 2015. The decrease in income tax expense was due to lower income before taxes and the difference in the estimated annual effective tax rate of approximately 19% for the thirteen weeks ended March 27, 2016 as compared to approximately 22% for the thirteen weeks ended March 29, 2015. This difference in the estimated annual effective tax rate was the result of the relative impact of general business credits on lower expected annual income before income taxes for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively.

Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our revolving credit facility. As of March 27, 2016, we had approximately $0.3 million in cash and cash equivalents and approximately $51.2 million of availability under our revolving credit facility (after giving effect to $2.9 million of outstanding letters of credit and $45.9 million in outstanding debt under our revolving credit facility at March 27, 2016). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our revolving credit facility and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities over the next twelve months.
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
Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in our 2015 Annual Report on Form 10-K under the heading “Risk Factors.”

The following table presents a summary of our cash flows for the thirteen weeks ended March 27, 2016 and March 29, 2015 (dollars in thousands):

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Net cash provided by operating activities	$2,423	$6,268
Net cash used in investing activities	(3,776)	(7,084)
Net cash provided by financing activities	1,226	746
Net decrease in cash and cash equivalents	(127)	(70)
Cash and cash equivalents at beginning of period	447	427
Cash and cash equivalents at end of period	$320	$357
Operating Activities. Net cash provided by operating activities was $2.4 million for the thirteen weeks ended March 27, 2016, compared to net cash provided by operating activities of $6.3 million for the thirteen weeks ended March 29, 2015. The decrease in net cash provided by operating activities in the first thirteen weeks of 2016 was primarily due to the timing of payroll payments and lower lease incentives during the thirteen weeks ended March 27, 2016 compared to the thirteen weeks ended March 29, 2015. Cash receipts from operations for the first thirteen weeks of 2016 and 2015 were, including the net redemption of gift cards, $106.4 million and $105.7 million, respectively. Cash expenditures from operations during the first thirteen weeks of 2016 and 2015 were $104.7 million and $101.8 million, respectively.
Investing Activities. Net cash used in investing activities was $3.8 million for the thirteen weeks ended March 27, 2016, compared to $7.1 million for the thirteen weeks ended March 29, 2015. We invest cash to purchase property and equipment related to our restaurant expansion plans, which is related to the timing of spending for our new restaurants as well as the number of restaurants that were opened and under construction during 2016 versus 2015. During the first thirteen weeks of 2016, we opened two restaurants and had no additional restaurants under construction. In the first thirteen weeks of 2015, we opened two restaurants and had three restaurants under construction.
Financing Activities. Net cash provided by financing activities was $1.2 million for the thirteen weeks ended March 27, 2016, compared to net cash provided by financing activities of $0.7 million for the thirteen weeks ended March 29, 2015. For the thirteen weeks ended March 27, 2016, the Company had net borrowings of $2.6 million on its revolving credit facility, repurchased $1.3 million in treasury stock and incurred a net $0.1 million cash outflow related to our equity plans. For the thirteen weeks ended March 29, 2015, the Company had net borrowings of $1.1 million on its revolving credit facility and incurred a net $0.4 million cash outflow related to our equity plans.

As of March 27, 2016, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2016 to be in the range of approximately $9.1 million to $11.1 million, for a total of $12.0 million to $14.0 million for the year. This is primarily related to the opening of one additional restaurant in the last three quarters of 2016, the start of construction of restaurants to be opened in early 2017, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates expensing approximately $1.1 million in pre-opening costs for the remainder of 2016 for a total of approximately $1.5 million for the year.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $46.3 million at March 27, 2016, compared to a net working capital deficit of $51.7 million at December 27, 2015.
On November 5, 2014, the Company entered into the 2014 Credit Agreement with a syndicate of financial institutions. The 2014 Credit Agreement provides for a revolving credit facility under which the Company may borrow up to $100.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in November 2019. Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property and (iii) secured by a pledge of all of the capital stock of our subsidiaries. The 2014 Credit Agreement also requires the Company to meet financial tests, including a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio. At March 27, 2016, the Company was in compliance with its applicable financial covenants. Additionally, the 2014 Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the revolving credit facility to be in full force and effect, and a change of control of our business.
Borrowings under the 2014 Credit Agreement bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 1.50% to 2.50%. The applicable margins with respect to our revolving credit facility vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our revolving credit facility bear interest only at the Base Rate plus the applicable margin. Interest on loans based upon the Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. As of March 27, 2016, we had an outstanding balance of $45.9 million on our revolving credit facility.
Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that cash flows from operations as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs over the same period.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 27, 2016, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies from what was previously reported in our 2015 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long term debt. Our principal interest rate exposure relates to the loans outstanding under our revolving credit facility, which is payable at variable rates.
At March 27, 2016, we had $45.9 million outstanding under our revolving credit facility. Each one-eighth point change in interest rates on the variable rate portion of debt under our revolving credit facility would result in an approximately $57,000 annual change in our interest expense.
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
There have been no material changes from our risk factors as previously reported in our 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases of common shares made during the quarter ended March 27, 2016 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Exchange Act.

Bravo Brio Restaurant Group Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/28/2015-1/24/2016	—	$—	—	$—	$10,439,334
1/25/2016-2/21/2016	—	$—	—	$—	$10,439,334
2/22/2016-3/27/2016	146,077	$8.67	146,077	$—	$9,173,090
Total for the Quarter	146,077	$8.67	146,077

(1)
Includes 146,077 Company shares repurchased during the periods noted above, at an average price of $8.67 per share, including commissions, as part of the Company’s 10b-18 plan that was approved by the Board of Directors on October 20, 2015. Pursuant to the plan, the Board of Directors has authorized the Company to make up to $15 million in share repurchases prior to the plan’s expiration on December 25, 2016.

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
Date: May 2, 2016

Bravo Brio Restaurant Group, Inc.

By:	/s/ Brian T. O'Malley
Brian T. O'Malley
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)