Form 10-Q
period 2016-06-26
Bravo Brio Restaurant Group, Inc.
filed 2016-08-03
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2016
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒
As of August 3, 2016, the latest practicable date, 14,582,512 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 26, 2016 AND DECEMBER 27, 2015
(Dollars in thousands)

	June 26, 2016	December 27, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$381	$447
Accounts receivable	6,065	9,617
Tenant improvement allowance receivable	—	286
Inventories	3,134	3,163
Prepaid expenses and other current assets	1,252	1,859
Total current assets	10,832	15,372
Property and equipment — net	164,553	170,463
Deferred income taxes — net	57,686	58,054
Other assets — net	4,111	4,171
Total assets	$237,182	$248,060
Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$14,454	$16,283
Accrued expenses	27,435	28,869
Deferred lease incentives	7,256	7,230
Deferred gift card revenue	12,506	14,728
Total current liabilities	61,651	67,110
Deferred lease incentives	56,268	59,553
Long-term debt	42,700	43,300
Other long-term liabilities	23,221	23,273
Commitments and contingencies (Note 6)
Stockholders’ equity
Common shares, no par value per share— authorized 100,000,000 shares; 20,434,403 shares issued at June 26, 2016 and 20,293,296 shares issued at December 27, 2015	201,124	200,739
Preferred shares, no par value per share— authorized 5,000,000 shares; issued and outstanding, 0 shares at June 26, 2016 and December 27, 2015	—	—
Treasury shares, 5,977,860 shares at June 26, 2016 and 5,534,308 shares at December 27, 2015	(81,019)	(77,558)
Retained deficit	(66,763)	(68,357)
Total stockholders’ equity	53,342	54,824
Total liabilities and stockholders’ equity	$237,182	$248,060
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
TWENTY-SIX WEEKS ENDED JUNE 26, 2016 AND JUNE 28, 2015 (UNAUDITED)
(in thousands except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenues	$105,213	$110,246	$214,013	$218,415
Costs and expenses
Cost of sales	27,235	27,536	55,242	55,442
Labor	39,751	39,147	79,016	77,997
Operating	17,612	18,018	35,194	35,540
Occupancy	7,477	8,017	15,586	16,099
General and administrative expenses	6,574	6,048	13,245	11,830
Restaurant preopening costs	73	818	514	1,755
Impairment	1,249	—	1,249	—
Depreciation and amortization	5,547	5,457	11,080	10,895
Total costs and expenses	105,518	105,041	211,126	209,558
(Loss) income from operations	(305)	5,205	2,887	8,857
Interest expense, net	344	384	692	789
(Loss) income before income taxes	(649)	4,821	2,195	8,068
Income tax expense	5	982	601	1,696
Net (loss) income	$(654)	$3,839	$1,594	$6,372
Net (loss) income per basic share	$(0.04)	$0.25	$0.11	$0.42
Net (loss) income per diluted share	$(0.04)	$0.24	$0.10	$0.40
Weighted average shares outstanding-basic	14,597	15,197	14,681	15,159
Weighted average shares outstanding-diluted	14,597	15,936	15,331	15,901
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2016 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Stockholders’
	Shares	Amount	Deficit	Shares	Amount	Equity
Balance — December 27, 2015	20,293,296	$200,739	$(68,357)	(5,534,308)	$(77,558)	$54,824
Net income	—	—	1,594	—	—	1,594
Share-based compensation costs	—	570	—	—	—	570
Purchase of treasury shares	—	—	—	(443,552)	(3,461)	(3,461)
Proceeds from the exercise of stock options	84,311	122	—	—	—	122
Issuance of shares of restricted stock	78,502	—	—	—	—	—
Excess tax deficiency from share based payments, net	—	(146)	—	—	—	(146)
Shares withheld for employee taxes	(21,706)	(161)	—	—	—	(161)
Balance — June 26, 2016	20,434,403	$201,124	$(66,763)	(5,977,860)	$(81,019)	$53,342
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2016 AND JUNE 28, 2015
(UNAUDITED)
(Dollars in thousands)

	Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015
Cash flows from operating activities:
Net income	$1,594	$6,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,121	10,936
Loss on disposals of property and equipment	287	271
Impairment of assets	1,249	—
Amortization of deferred lease incentives	(4,166)	(3,558)
Share-based compensation costs	570	770
Deferred income taxes	368	646
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	3,838	1,028
Inventories	29	305
Prepaid expenses and other current assets	607	218
Trade and construction payables	(828)	1,134
Deferred lease incentives	907	4,818
Deferred gift card revenue	(2,222)	(2,816)
Other accrued expenses	(1,580)	1,186
Other — net	(47)	175
Net cash provided by operating activities	11,727	21,485
Cash flows from investing activities:
Purchase of property and equipment	(7,693)	(13,217)
Net cash used in investing activities	(7,693)	(13,217)
Cash flows from financing activities:
Proceeds from long-term debt	318,400	339,800
Payments on long-term debt	(319,000)	(347,800)
Proceeds from the exercise of stock options	122	55
Excess tax benefit related to share based payments	—	3
Shares withheld for employee taxes	(161)	(393)
Repurchase of treasury shares	(3,461)	—
Net cash used in financing activities	(4,100)	(8,335)
Net decrease in cash and cash equivalents	(66)	(67)
Cash and cash equivalents — beginning of period	447	427
Cash and cash equivalents — end of period	$381	$360
Supplemental disclosures of cash flow information:
Interest paid	603	737
Income taxes paid	368	105
Property financed by trade and construction payables	889	1,998
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION
Description of Business — As of June 26, 2016, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 118 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 118 restaurants the Company operates, there are 53 Bravo! Cucina Italiana® restaurants, 64 Brio Tuscan Grille™ restaurants and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of its restaurants with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee. Additionally, one BRIO restaurant is operated under a franchise agreement.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This ASU requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. This ASU simplifies the current standard, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. This ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities and the Company elected to apply this ASU during the thirteen weeks ended March 27, 2016 on a retrospective basis. Accordingly, the Company classified all deferred income taxes as noncurrent as of June 26, 2016 and reclassified $3.6 million of current deferred income taxes to noncurrent deferred income taxes as of December 27, 2015.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. As of June 26, 2016, the Company has not adopted this ASU. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. As of June 26, 2016, the Company has not adopted this ASU. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

2.	NET INCOME PER SHARE
Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares.
(in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net (loss) income	$(654)	$3,839	$1,594	$6,372
Weighted average common shares outstanding	14,597	15,197	14,681	15,159
Effect of dilutive securities:
Stock options	—	719	622	734
Restricted stock	—	20	28	8
Weighted average common and potentially issuable common shares outstanding—diluted	14,597	15,936	15,331	15,901
Basic net (loss) income per common share	$(0.04)	$0.25	$0.11	$0.42
Diluted net (loss) income per common share	$(0.04)	$0.24	$0.10	$0.40

For the thirteen weeks ended June 28, 2015, all outstanding shares of common stock equivalents were included in the diluted calculation. Shares of common stock equivalents of 1,024,215 were excluded from the diluted calculation for the thirteen weeks ended June 26, 2016 due to the net loss during the period. Shares of common stock equivalents of 94,795 and 29,300 were excluded from the diluted calculation due to their anti-dilutive effect for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively.

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
Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the revolving credit facility bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, or LIBOR, plus the applicable margin of 1.50% to 2.50%. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. Borrowings under the Company’s revolving credit facility are collateralized by a first priority security interest in substantially all of the tangible and intangible personal property of the Company and its subsidiaries. As of June 26, 2016, we had an outstanding balance of $42.7 million on our revolving credit facility.
The 2014 Credit Agreement provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of June 26, 2016, the maximum exposure under these standby letters of credit was $2.9 million.

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

2006 Plan
Stock option activity for the twenty-six weeks ended June 26, 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 27, 2015	790,731	$1.45
Exercised	(84,311)	$1.45
Granted	—	$—
Forfeited	—	$—
Outstanding at June 26, 2016	706,420	$1.45
Exercisable at June 26, 2016	706,420	$1.45
At June 26, 2016, the weighted-average remaining contractual term of options outstanding was approximately 0.7 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at June 26, 2016 was $4.7 million.

Stock Incentive Plan
Restricted stock activity for the twenty-six weeks ended June 26, 2016 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 27, 2015	195,422	$15.41
Granted	228,500	$7.24
Vested	(78,502)	$16.48
Forfeited	(27,625)	$12.14
Outstanding at June 26, 2016	317,795	$9.55
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant.  In the first twenty-six weeks of 2016, stock compensation costs related to shares of restricted stock were approximately $0.6 million. As of June 26, 2016, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $2.6 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 3.1 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 21,706 and 29,355 shares of restricted stock towards the minimum statutory tax withholdings, which the Company recorded as a reduction in common shares in the amount of approximately $0.2 million and $0.4 million, for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively.

5.	INCOME TAXES
The Company’s consolidated balance sheets at June 26, 2016 and December 27, 2015 included net deferred income tax assets of $57.7 million and $58.1 million, respectively. The Company performs a periodic analysis to evaluate whether the deferred income tax assets will be realized. As of June 26, 2016, the Company concluded that it is more likely than not that the deferred income tax assets will be realized through the generation of future taxable income.
In 2012, the Company was audited by the Internal Revenue Service for the fiscal year ended December 26, 2010. As of June 26, 2016, the Company determined that settlement of this audit was more likely than not and recorded a reserve for an uncertain tax position in an amount of $0.3 million. In July 2016, the Company reached an agreement in principle to settle this audit with the Internal Revenue Service.

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

7.     IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews long-lived assets, such as property, equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. The Company has determined that its asset group for impairment testing is comprised of the assets and liabilities of each of its individual restaurants, as this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. As part of the review, the Company also takes into account that its business is highly sensitive to seasonal fluctuations such as the holiday season at the end of the fourth quarter as it significantly impacts its short and long term projections for each location. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for future performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria.

The Company evaluates future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. The impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. The estimates used in the impairment analysis represent a Level 3 fair value measurement. At any given time, the Company may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve. The Company forecasts future cash flows by considering recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. The Company compares this cash flow forecast to the asset's carrying value at the restaurant. Based on this analysis, if the Company determines that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the asset's carrying value exceeds fair value. The Company incurred a non-cash impairment charge of $1.2 million during the thirteen weeks ended June 26, 2016 related to one restaurant. The Company did not recognize an impairment charge during the twenty-six weeks ended June 28, 2015.

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
Our business is highly sensitive to seasonal fluctuations as historically the percentage of operating income earned during the fourth quarter has been higher due in part to higher restaurant sales during the year-end holiday shopping season.  Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable restaurant sales, driven by negative guest traffic, in each quarter of 2014 and 2015 as well as the first two quarters of 2016. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities as well as implemented an on-line reservation system in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.

Results of Operations
Thirteen Weeks Ended June 26, 2016 Compared to the Thirteen Weeks Ended June 28, 2015
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirteen Weeks Ended
	June 26, 2016		% of Revenues		June 28, 2015	% of Revenues		Change		% Change
	(dollars in thousands)
Revenues	$105,213		100.0%		$110,246	100%		$(5,033)		(4.6)%
Costs and expenses
Cost of sales	27,235		25.9%		27,536	25.0%		(301)		(1.1)%
Labor	39,751		37.8%		39,147	35.5%		604		1.5%
Operating	17,612		16.7%		18,018	16.3%		(406)		(2.3)%
Occupancy	7,477		7.1%		8,017	7.3%		(540)		(6.7)%
General and administrative expenses	6,574		6.2%		6,048	5.5%		526		8.7%
Restaurant preopening costs	73		0.1%		818	0.7%		(745)		(91.1)%
Impairment	1,249	0.02	1.2%	—	—	—%	0.01	1,249	—	-
Depreciation and amortization	5,547		5.3%		5,457	5.0%		90		1.6%
Total costs and expenses	105,518		100.3%		105,041	95.3%		477		0.5%
(Loss) income from operations	(305)		(0.3)%		5,205	4.7%		(5,510)		-
Interest expense, net	344		0.3%		384	0.3%		(40)		(10.4)%
(Loss) income before income taxes	(649)		(0.6)%		4,821	4.4%		(5,470)		-
Income tax expense	5		—%		982	0.9%		(977)		(99.5)%
Net (loss) income	$(654)		(0.6)%		$3,839	3.5%		$(4,493)		-

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues decreased $5.0 million, or 4.6%, to $105.2 million for the thirteen weeks ended June 26, 2016, as compared to $110.2 million for the thirteen weeks ended June 28, 2015. The decrease of $5.0 million was primarily due to a decrease in comparable restaurant sales of 7.1%, or $7.2 million, which was the result of a 5.7% decrease in guest counts and a 1.4% decrease in average check. Partially offsetting the effect of this decrease in comparable restaurant sales was a net additional 52 operating weeks provided by two restaurants opened in the last two quarters of 2015 and two restaurants opened in the first two quarters of 2016, less the impact of a restaurant closure in the fourth quarter of 2015. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $2.7 million, or 6.5%, to $39.7 million for the thirteen weeks ended June 26, 2016 as compared to $42.4 million for the thirteen weeks ended June 28, 2015. Comparable restaurant sales for the BRAVO! brand restaurants decreased 8.4%, or $3.1 million, to $34.7 million for the thirteen weeks ended June 26, 2016 as compared to $37.8 million for the thirteen weeks ended June 28, 2015, due to a decrease in both guest counts and average check. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $0.4 million to $5.0 million for the thirteen weeks ended June 26, 2016 as compared to $4.6 million for the thirteen weeks ended June 28, 2015. The increase of $0.4 million was primarily due to the opening of two BRAVO! restaurants in the first quarter of the current year. At June 26, 2016, there were 46 BRAVO! restaurants included in the comparable restaurant base and seven BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues decreased $2.3 million, or 3.5%, to $65.5 million for the thirteen weeks ended June 26, 2016 as compared to $67.8 million for the thirteen weeks ended June 28, 2015. Comparable restaurant sales for the BRIO brand restaurants decreased 6.4%, or $4.1 million, to $60.3 million for the thirteen weeks ended June 26, 2016 as compared to $64.4 million for the thirteen weeks ended June 28, 2015, due to a decrease in both guest counts and average check. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $1.8 million to $5.2 million for the thirteen weeks ended June 26, 2016 as compared to $3.4 million for the thirteen weeks ended June 28, 2015. The increase of $1.8 million was primarily due to the opening of two BRIO restaurants in the last two quarters of 2015. At June 26, 2016, there were 59 BRIO restaurants included in the comparable restaurant base and five BRIO restaurants not included in the comparable restaurant base.

Cost of Sales. Cost of sales decreased $0.3 million, or 1.1%, to $27.2 million for the thirteen weeks ended June 26, 2016 as compared to $27.5 million for the thirteen weeks ended June 28, 2015. The decrease was primarily due to the decrease in revenues during the quarter ended June 26, 2016, partially offset by the additional costs associated with the initial testing and implementation of a new menu at both brands during the current quarter. As a percentage of revenues, cost of sales increased to 25.9% for the thirteen weeks ended June 26, 2016 as compared to 25.0% for the thirteen weeks ended June 28, 2015. The increase was primarily due to additional costs associated with the initial testing and implementation of a new menu at both brands as well as higher commodity costs, principally for seafood products. As a percentage of revenues, food costs increased 0.9% to 21.5% for the thirteen weeks ended June 26, 2016 as compared to 20.6% for the thirteen weeks ended June 28, 2015. Beverage costs remained flat at 4.4% for the thirteen weeks ended June 26, 2016 and June 28, 2015.
Labor Costs. Labor costs increased $0.7 million, or 1.5%, to $39.8 million for the thirteen weeks ended June 26, 2016 as compared to $39.1 million for the thirteen weeks ended June 28, 2015. This increase was primarily due to additional training costs associated with the initial testing and implementation of a new menu at both brands as well as the impact of a net additional 52 operating weeks in 2016 as compared to 2015. As a percentage of revenues, labor costs increased to 37.8% for the thirteen weeks ended June 26, 2016, from 35.5% for the thirteen weeks ended June 28, 2015, primarily due to additional training costs associated with the initial testing and implementation of a new menu at both brands as well as the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
Operating Costs. Operating costs decreased $0.4 million, or 2.3%, to $17.6 million for the thirteen weeks ended June 26, 2016 as compared to $18.0 million for the thirteen weeks ended June 28, 2015. This decrease was primarily due to a decrease in utilities costs. As a percentage of revenues, operating costs increased to 16.7% for the thirteen weeks ended June 26, 2016, from 16.3% for the thirteen weeks ended June 28, 2015, primarily due to the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
Occupancy Costs. Occupancy costs decreased $0.5 million, or 6.7%, to $7.5 million for the thirteen weeks ended June 26, 2016 as compared to $8.0 million for the thirteen weeks ended June 28, 2015. This decrease was primarily due to rent concessions received during the current period. As a percentage of revenues, occupancy costs decreased to 7.1% for the thirteen weeks ended June 26, 2016, from 7.3% for the thirteen weeks ended June 28, 2015.
General and Administrative. General and administrative expenses increased by $0.6 million, or 8.7%, to $6.6 million for the thirteen weeks ended June 26, 2016, as compared to $6.0 million for the thirteen weeks ended June 28, 2015. This increase was primarily due to increases in marketing costs during the quarter ended June 26, 2016. As a percentage of revenues, general and administrative expenses increased to 6.2% for the thirteen weeks ended June 26, 2016 as compared to 5.5% for the thirteen weeks ended June 28, 2015. The increase, as a percentage of revenues, was due to increases in marketing costs as well as the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $0.7 million to $0.1 million for the thirteen weeks ended June 26, 2016, as compared to $0.8 million for the thirteen weeks ended June 28, 2015. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended June 26, 2016, we did not open any restaurants and had no restaurants under construction. During the thirteen weeks ended June 28, 2015, we opened two restaurant and had three restaurants under construction.
Impairment.  We review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Our impairment charges have been incurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy. Based upon our analysis, we incurred a non-cash impairment charge of $1.2 million during the thirteen weeks ended June 26, 2016 related to one restaurant. We did not incur a non-cash impairment charge during the thirteen weeks ended June 28, 2015.

Depreciation and Amortization. Depreciation and amortization expenses remained flat at $5.5 million for the thirteen weeks ended June 26, 2016 and June 28, 2015. As a percentage of revenues, depreciation and amortization expenses increased to 5.3% for the thirteen weeks ended June 26, 2016 as compared to 5.0% for the thirteen weeks ended June 28, 2015. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.

Net Interest Expense. Net interest expense decreased by $0.1 million to $0.3 million for the thirteen weeks ended June 26, 2016 as compared to $0.4 million for the thirteen weeks ended June 28, 2015. This decrease was due to lower average outstanding debt during the thirteen weeks ended June 26, 2016 as compared to the same period in the prior year.
Income Taxes. Income tax expense decreased $1.0 million to $5.0 thousand for the thirteen weeks ended June 26, 2016 as compared to $1.0 million for the thirteen weeks ended June 28, 2015. The decrease in income tax expense was due to a loss before taxes, which was primarily driven by an impairment charge in the current period, the excess tax deficiency from share based payments and the difference in the estimated annual effective tax rate of approximately 10% for the thirteen weeks ended June 26, 2016 as compared to approximately 22% for the thirteen weeks ended June 28, 2015. This difference in the estimated annual effective tax rate was the result of the relative impact of general business credits on lower expected annual income before income taxes for the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively.
Non-GAAP Measures. Adjusted net income and Adjusted net income per share are supplemental measures of our performance that are not required or presented in accordance with generally accepted accounting principles, or GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered by themselves or as a substitute for measures of performance prepared in accordance with GAAP.
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
The following is a reconciliation from net (loss) income and net (loss) income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Thirteen Weeks Ended
	June 26, 2016	June 28, 2015

Net (loss) income	$(654)	$3,839
Impact from:
Asset impairment charges (1)	1,249	—
Reserve for uncertain tax positions (2)	265	—
Tax expense from excess tax deficiency for option exercises, net (3)	134	—
Income tax expense (4)	(125)	—
Adjusted net income	$869	$3,839

	Basic		Diluted
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net (loss) income per share	$(0.04)	$0.25	$(0.04)	$0.24
Impact from:
Asset impairment charges (1)	0.08	—	0.08	—
Reserve for uncertain tax positions (2)	0.02	—	0.02	—
Tax expense from excess tax deficiency for option exercises, net (3)	0.01	—	0.01	—
Income tax expense (4)	(0.01)	—	(0.01)	—
Adjusted net income per share	$0.06	$0.25	$0.06	$0.24
Weighted average shares outstanding (5)	14,597	15,197	15,227	15,936
_________________________

1)	Reflects non-cash asset impairment charges for the thirteen weeks ended June 26, 2016 for one restaurant.

2)
During the thirteen weeks ended June 26, 2016, the Company determined that settlement of the Internal Revenue Service audit of the Company's fiscal year ended December 26, 2010 was more likely than not and recorded a reserve for an uncertain tax position.

3)	Reflects the excess tax deficiency associated with the exercise of stock options during the period.

4)	Reflects the adjustments for income taxes, at our estimated annual effective tax rate, related to impairment charges.

5)
Diluted weighted average shares outstanding includes all potentially issuable common shares, except in a loss position, in which case diluted weighted average shares outstanding is equal to basic weighted average shares outstanding.

Twenty-Six Weeks Ended June 26, 2016 Compared to the Twenty-Six Weeks Ended June 28, 2015
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Twenty-Six Weeks Ended
	June 26, 2016	% of Revenues	June 28, 2015	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$214,013	100%	$218,415	100%	$(4,402)	(2.0)%
Costs and expenses
Cost of sales	55,242	25.8%	55,442	25.4%	(200)	(0.4)%
Labor	79,016	36.9%	77,997	35.7%	1,019	1.3%
Operating	35,194	16.4%	35,540	16.3%	(346)	(1.0)%
Occupancy	15,586	7.3%	16,099	7.4%	(513)	(3.2)%
General and administrative expenses	13,245	6.2%	11,830	5.4%	1,415	12.0%
Restaurant preopening costs	514	0.2%	1,755	0.8%	(1,241)	(70.7)%
Impairment	1,249	0.6%	—	—%	1,249	-
Depreciation and amortization	11,080	5.2%	10,895	5.0%	185	1.7%
Total costs and expenses	211,126	98.7%	209,558	95.9%	1,568	0.7%
Income from operations	2,887	1.3%	8,857	4.1%	(5,970)	(67.4)%
Interest expense, net	692	0.3%	789	0.4%	(97)	(12.3)%
Income before income taxes	2,195	1.0%	8,068	3.7%	(5,873)	(72.8)%
Income tax expense	601	0.3%	1,696	0.8%	(1,095)	(64.6)%
Net income	$1,594	0.7%	$6,372	2.9%	$(4,778)	(75.0)%

Certain percentage amounts may not sum due to rounding.
Revenues. Revenues decreased $4.4 million, or 2.0%, to $214.0 million for the twenty-six weeks ended June 26, 2016, as compared to $218.4 million for the twenty-six weeks ended June 28, 2015. The decrease of $4.4 million was primarily due to a decrease in comparable restaurant sales of 5.0%, or $10.0 million, which was the result of a 4.4% decrease in guest counts and a 0.6% decrease in average check. Partially offsetting the effect of this decrease in comparable restaurant sales was a net additional 122 operating weeks provided by two restaurants opened in the last two quarters of 2015 and two restaurants opened in the first two quarters of 2016, less the impact of a restaurant closure in the fourth quarter of 2015. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $3.3 million, or 3.9%, to $79.5 million for the twenty-six weeks ended June 26, 2016 as compared to $82.8 million for the twenty-six weeks ended June 28, 2015. Comparable restaurant sales for the BRAVO! brand restaurants decreased 6.3%, or $4.6 million, to $69.7 million for the twenty-six weeks ended June 26, 2016 as compared to $74.3 million for the twenty-six weeks ended June 28, 2015. This decrease was due to a decrease in both guest counts and average check during the first twenty-six weeks of 2016. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $1.3 million to $9.8 million for the twenty-six weeks ended June 26, 2016 as compared to $8.5 million for the twenty-six weeks ended June 28, 2015. The increase of $1.3 million was primarily due to the opening of two BRAVO! restaurants in the first two quarters of the current year. At June 26, 2016, there were 46 BRAVO! restaurants included in the comparable restaurant base and seven BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues decreased $1.3 million, or 1.0%, to $134.4 million for the twenty-six weeks ended June 26, 2016 as compared to $135.7 million for the twenty-six weeks ended June 28, 2015. Comparable restaurant sales for the BRIO brand restaurants decreased 4.2%, or $5.4 million, to $122.4 million for the twenty-six weeks ended June 26, 2016 as compared to $127.8 million for the twenty-six weeks ended June 28, 2015. This decrease was due to a decrease in guest counts, partially offset by an increase in average check during the first twenty-six weeks of 2016. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $4.1 million to $12.0 million for the twenty-six weeks ended June 26, 2016 as compared to $7.9 million for the twenty-six weeks ended June 28, 2015. The increase of $4.1 million was primarily due to the opening of two BRIO restaurants in the last two quarters of 2015. At June 26, 2016, there were 59 BRIO restaurants included in the comparable restaurant base and five BRIO restaurants not included in the comparable restaurant base.
Cost of Sales. Cost of sales decreased approximately $0.2 million, or 0.4%, to $55.2 million for the twenty-six weeks ended June 26, 2016 as compared to $55.4 million for the twenty-six weeks ended June 28, 2015. The decrease was primarily due to the decrease in revenues during the current period, partially offset by the additional costs associated with the initial testing and implementation of a new menu at both brands during the current period. As a percentage of revenues, cost of sales increased to 25.8% for the twenty-six weeks ended June 26, 2016 as compared to 25.4% for the twenty-six weeks ended June 28, 2015. The increase was primarily due to the additional costs associated with testing and implementing a new menu at both brands on lower revenues. As a percentage of revenues, food costs increased 0.5% to 21.3% for the twenty-six weeks ended June 26, 2016 as compared to 20.8% for the twenty-six weeks ended June 28, 2015. Beverage costs, as a percentage of revenues, decreased 0.1% to 4.5% for the twenty-six weeks ended June 26, 2016 as compared to 4.6% for the twenty-six weeks ended June 28, 2015.
Labor Costs. Labor costs increased $1.0 million, or 1.3%, to $79.0 million for the twenty-six weeks ended June 26, 2016, as compared to $78.0 million for the twenty-six weeks ended June 28, 2015. This increase was primarily due to additional training costs associated with the initial testing and implementation of a new menu at both brands as well as the impact of a net additional 122 operating weeks in 2016 as compared to 2015. As a percentage of revenues, labor costs increased to 36.9% for the twenty-six weeks ended June 26, 2016 as compared to 35.7% for the twenty-six weeks ended June 28, 2015. The increase was primarily due to additional training costs associated with the initial testing and implementation of a new menu at both brands as well as the deleveraging resulting from the decrease in comparable restaurant sales in the first twenty-six weeks of 2016 as compared to the same period in the prior year.
Operating Costs. Operating costs decreased $0.3 million, or 1.0%, to $35.2 million for the twenty-six weeks ended June 26, 2016, as compared to $35.5 million for the twenty-six weeks ended June 28, 2015. This decrease was primarily due to a decrease in utilities costs. As a percentage of revenues, operating costs increased to 16.4% for the twenty-six weeks ended June 26, 2016 as compared to 16.3% for the twenty-six weeks ended June 28, 2015. This increase was primarily due to the deleveraging resulting from the decrease in comparable restaurant sales in the first twenty-six weeks of 2016 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs decreased $0.5 million, or 3.2%, to $15.6 million for the twenty-six weeks ended June 26, 2016, as compared to $16.1 million for the twenty-six weeks ended June 28, 2015. This decrease was primarily due to rent concessions received during the current period. As a percentage of revenues, occupancy costs decreased to 7.3% for the twenty-six weeks ended June 26, 2016 as compared to 7.4% for the twenty-six weeks ended June 28, 2015, due to rent concessions received during the period, partially offset by the deleveraging resulting from the decrease in comparable restaurant sales in the first twenty-six weeks of 2016 as compared to the same period in the prior year.

General and Administrative. General and administrative expenses increased by $1.4 million, or 12.0%, to $13.2 million for the twenty-six weeks ended June 26, 2016, as compared to $11.8 million for the twenty-six weeks ended June 28, 2015. This increase was primarily due to an increase in marketing costs. As a percentage of revenues, general and administrative expenses increased to 6.2% for the twenty-six weeks ended June 26, 2016 as compared to 5.4% for the twenty-six weeks ended June 28, 2015, due mainly to an increase in marketing costs and the deleveraging resulting from the decrease in comparable restaurant sales in the first twenty-six weeks of 2016 as compared to the same period in the prior year.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $1.3 million to $0.5 million for the twenty-six weeks ended June 26, 2016 as compared to $1.8 million for the twenty-six weeks ended June 28, 2015. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the first twenty-six weeks of 2016, we opened two restaurants and had no restaurants under construction. In the first twenty-six weeks of 2015, we opened four restaurants and had three additional restaurants under construction.
Impairment.  We review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Our impairment charges have been incurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy. Based upon our analysis, we incurred a non-cash impairment charge of $1.2 million during the twenty-six weeks ended June 26, 2016 related to one restaurant. We did not incur a non-cash impairment charge during the twenty-six weeks ended June 28, 2015.
Depreciation and Amortization. Depreciation and amortization expenses increased $0.2 million to $11.1 million for the twenty-six weeks ended June 26, 2016 as compared to $10.9 million for the twenty-six weeks ended June 28, 2015. As a percentage of revenues, depreciation and amortization expenses increased to 5.2% for the twenty-six weeks ended June 26, 2016 as compared to 5.0% for the twenty-six weeks ended June 28, 2015. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable restaurant sales during the first twenty-six weeks of 2016.
Net Interest Expense. Net interest expense decreased $0.1 million to $0.7 million for the twenty-six weeks ended June 26, 2016 as compared to $0.8 million for the twenty-six weeks ended June 28, 2015. This decrease was due to lower average outstanding debt during the first twenty-six weeks of 2016 as compared to the same period in the prior year.
Income Taxes. Income tax expense decreased $1.1 million to $0.6 million for the twenty-six weeks ended June 26, 2016 as compared to $1.7 million for the twenty-six weeks ended June 28, 2015. The decrease in income tax expense was due to lower income before taxes, which was primarily driven by an impairment charge in the period, the excess tax deficiency from share based payments and the adjustment of the estimated annual effective tax rate to approximately 10% for the twenty-six weeks ended ended June 26, 2016 as compared to approximately 22% for the twenty-six weeks ended ended June 28, 2015. This difference in the estimated annual effective tax rate was the result of the relative impact of general business credits on lower expected annual income before income taxes for the twenty-six weeks ended weeks ended June 26, 2016 and June 28, 2015, respectively.
Non-GAAP Measures. Adjusted net income and Adjusted net income per share are supplemental measures of our performance that are not required or presented in accordance with generally accepted accounting principles, or GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered by themselves or as a substitute for measures of performance prepared in accordance with GAAP.
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

The following is a reconciliation from net income and net income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015
Net income	$1,594	$6,372
Impact from:
Asset impairment charges (1)	1,249	—
Reserve for uncertain tax positions (2)	265	—
Tax expense from excess tax deficiency for option exercises, net (3)	134	—
Income tax expense (4)	(125)	—
Adjusted net income	$3,117	$6,372

	Basic		Diluted
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net income per share	$0.11	$0.42	$0.10	$0.40
Impact from:
Asset impairment charges (1)	0.08	—	0.08	—
Reserve for uncertain tax positions (2)	0.02	—	0.02	—
Tax expense from excess tax deficiency for option exercises, net (3)	0.01	—	0.01	—
Income tax expense (4)	(0.01)	—	(0.01)	—
Adjusted net income per share	$0.21	$0.42	$0.20	$0.40
Weighted average shares outstanding (5)	14,681	15,159	15,331	15,901
______________________

1)	Reflects non-cash asset impairment charges for the twenty-six weeks ended June 26, 2016 for one restaurant.

2)
During the twenty-six weeks ended June 26, 2016, the Company determined that settlement of the Internal Revenue Service audit of the Company's fiscal year ended December 26, 2010 was more likely than not and recorded a reserve for an uncertain tax position.

3)	Reflects the excess tax deficiency associated with the exercise of stock options during the period.

4)	Reflects the adjustments for income taxes, at our estimated annual effective tax rate, related to impairment charges.

5)	Diluted weighted average shares outstanding includes all potentially issuable common shares.

Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our revolving credit facility. As of June 26, 2016, we had approximately $0.4 million in cash and cash equivalents and approximately $54.4 million of availability under our revolving credit facility (after giving effect to $2.9 million of outstanding letters of credit and $42.7 million in outstanding debt under our revolving credit facility at June 26, 2016). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our revolving credit facility and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities over the next twelve months.
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

The following table presents a summary of our cash flows for the twenty-six weeks ended June 26, 2016 and June 28, 2015 (dollars in thousands):

	Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015
Net cash provided by operating activities	$11,727	$21,485
Net cash used in investing activities	(7,693)	(13,217)
Net cash used in financing activities	(4,100)	(8,335)
Net decrease in cash and cash equivalents	(66)	(67)
Cash and cash equivalents at beginning of period	447	427
Cash and cash equivalents at end of period	$381	$360
Operating Activities. Net cash provided by operating activities was $11.7 million for the twenty-six weeks ended June 26, 2016, compared to net cash provided by operating activities of $21.5 million for the twenty-six weeks ended June 28, 2015. The decrease in net cash provided by operating activities in the first twenty-six weeks of 2016 was primarily due to lower cash receipts from operations and lease incentives during the twenty-six weeks ended June 26, 2016 compared to the twenty-six weeks ended June 28, 2015. Cash receipts from operations for the first twenty-six weeks of 2016 and 2015 were, including the net redemption of gift cards, $212.3 million and $215.5 million, respectively. Cash expenditures from operations during the first twenty-six weeks of 2016 and 2015 were $201.1 million and $198.6 million, respectively.
Investing Activities. Net cash used in investing activities was $7.7 million for the twenty-six weeks ended June 26, 2016, compared to $13.2 million for the twenty-six weeks ended June 28, 2015. We invest cash to purchase property and equipment related to our restaurant expansion plans, which is related to the timing of spending for our new restaurants as well as the number of restaurants that were opened and under construction during 2016 versus 2015. During the first twenty-six weeks of 2016, we opened two restaurants and had no additional restaurants under construction. In the first twenty-six weeks of 2015, we opened four restaurants and had three additional restaurants under construction.
Financing Activities. Net cash used in financing activities was $4.1 million for the twenty-six weeks ended June 26, 2016, compared to net cash used in financing activities of $8.3 million for the twenty-six weeks ended June 28, 2015. For the twenty-six weeks ended June 26, 2016, the Company had net repayments of $0.6 million on its revolving credit facility and repurchased $3.5 million in treasury stock. For the twenty-six weeks ended June 28, 2015, the Company had net repayments of $8.0 million on its revolving credit facility and incurred a net $0.3 million cash outflow related to our equity plans.
As of June 26, 2016, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2016 to be in the range of approximately $5.5 million to $7.5 million, for a total of $12.0 million to $14.0 million for the year. This is primarily related to the opening of one additional restaurant in the last two quarters of 2016, the start of construction of restaurants to be opened in early 2017, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates expensing approximately $1.0 million in pre-opening costs for the remainder of 2016 for a total of approximately $1.5 million for the year.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $50.8 million at June 26, 2016, compared to a net working capital deficit of $51.7 million at December 27, 2015.
On November 5, 2014, the Company entered into the 2014 Credit Agreement with a syndicate of financial institutions. The 2014 Credit Agreement provides for a revolving credit facility under which the Company may borrow up to $100.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in November 2019. Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Our revolving credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property and (iii) secured by a pledge of all of the capital stock of our subsidiaries. The 2014 Credit Agreement also requires the Company to meet financial tests, including a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio. At June 26, 2016, the Company was in compliance with its applicable financial covenants. Additionally, the 2014 Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the revolving credit facility to be in full force and effect, and a change of control of our business.
Borrowings under the 2014 Credit Agreement bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, or LIBOR, plus the applicable margin of 1.50% to 2.50%. The applicable margins with respect to our revolving credit facility vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our revolving credit facility bear interest only at the Base Rate plus the applicable margin. Interest on loans based upon the Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. As of June 26, 2016, we had an outstanding balance of $42.7 million on our revolving credit facility.
Based on the Company’s forecasts, management believes that the Company will be able to maintain compliance with its applicable financial covenants for the next twelve months. Management believes that cash flows from operations as well as available borrowings under its revolving credit facility will be sufficient to meet the Company’s liquidity needs over the same period.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 26, 2016, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
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
At June 26, 2016, we had $42.7 million outstanding under our revolving credit facility. Each one-eighth point change in interest rates on the variable rate portion of debt under our revolving credit facility would result in an approximately $53,000 annual change in our interest expense.
Commodity Price Risk
We are exposed to market price fluctuations in some of our food product prices. Given the historical volatility of our food product prices, these fluctuations can materially impact our food and beverage costs. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We currently do not contract for any of our fresh seafood and we are unable to contract for some of our commodities such as certain produce items for periods longer than one week. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, we cannot immediately take into account changing costs of food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations related to any of our food product prices at this time.

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
The following table sets forth information with respect to purchases of common shares made during the quarter ended June 26, 2016 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Exchange Act.

Bravo Brio Restaurant Group Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
3/28/2016-4/24/2016	—	$—	—	$—	$9,173,090
4/25/2016-5/22/2016	157,798	$7.13	157,798	$—	$8,047,209
5/23/2016-6/26/2016	139,677	$7.64	139,677	$—	$6,979,933
Total for the Quarter	297,475	$7.37	297,475

(1)
Includes 297,475 Company shares repurchased during the periods noted above, at an average price of $7.37 per share, including commissions, as part of the Company’s 10b-18 plan that was approved by the Board of Directors on October 20, 2015. Pursuant to the plan, the Board of Directors has authorized the Company to make up to $15 million in share repurchases prior to the plan’s expiration on December 25, 2016.

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
Date: August 3, 2016

Bravo Brio Restaurant Group, Inc.

By:	/s/ Brian T. O'Malley
Brian T. O'Malley
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)