Form 10-Q
period 2016-09-25
Bravo Brio Restaurant Group, Inc.
filed 2016-11-02
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒
As of November 2, 2016, the latest practicable date, 14,726,005 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 25, 2016 AND DECEMBER 27, 2015
(Dollars in thousands)

	September 25, 2016	December 27, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$388	$447
Accounts receivable	6,481	9,617
Tenant improvement allowance receivable	901	286
Inventories	2,712	3,163
Prepaid expenses and other current assets	1,053	1,859
Total current assets	11,535	15,372
Property and equipment — net	162,477	170,463
Deferred income taxes — net	59,560	58,054
Other assets — net	4,081	4,171
Total assets	$237,653	$248,060
Liabilities and stockholders’ equity
Current liabilities
Trade and construction payables	$13,279	$16,283
Accrued expenses	25,347	28,869
Current portion of long-term debt	4,000	—
Deferred lease incentives	7,228	7,230
Deferred gift card revenue	11,147	14,728
Total current liabilities	61,001	67,110
Deferred lease incentives	55,583	59,553
Long-term debt	47,000	43,300
Other long-term liabilities	23,119	23,273
Commitments and contingencies (Note 6)
Stockholders’ equity
Common shares, no par value per share— authorized 100,000,000 shares; 20,656,917 shares issued at September 25, 2016 and 20,293,296 shares issued at December 27, 2015	201,717	200,739
Preferred shares, no par value per share— authorized 5,000,000 shares; issued and outstanding, 0 shares at September 25, 2016 and December 27, 2015	—	—
Treasury shares, 5,977,860 shares at September 25, 2016 and 5,534,308 shares at December 27, 2015	(81,019)	(77,558)
Retained deficit	(69,748)	(68,357)
Total stockholders’ equity	50,950	54,824
Total liabilities and stockholders’ equity	$237,653	$248,060
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2016 AND SEPTEMBER 27, 2015 (UNAUDITED)
(in thousands except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenues	$94,588	$98,294	$308,601	$316,709
Costs and expenses
Cost of sales	25,265	24,463	80,507	79,905
Labor	36,938	36,274	115,954	114,271
Operating	16,432	16,905	51,626	52,445
Occupancy	8,036	7,913	23,622	24,012
General and administrative expenses	6,896	5,401	20,141	17,231
Restaurant preopening costs	107	628	621	2,383
Impairment	—	—	1,249	—
Depreciation and amortization	5,600	5,637	16,680	16,532
Total costs and expenses	99,274	97,221	310,400	306,779
(Loss) income from operations	(4,686)	1,073	(1,799)	9,930
Interest expense, net	406	353	1,098	1,142
(Loss) income before income taxes	(5,092)	720	(2,897)	8,788
Income tax (benefit) expense	(2,107)	(190)	(1,506)	1,506
Net (loss) income	$(2,985)	$910	$(1,391)	$7,282
Net (loss) income per basic share	$(0.20)	$0.06	$(0.09)	$0.48
Net (loss) income per diluted share	$(0.20)	$0.06	$(0.09)	$0.46
Weighted average shares outstanding-basic	14,582	15,202	14,648	15,174
Weighted average shares outstanding-diluted	14,582	15,948	14,648	15,917
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2016 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Stockholders’
	Shares	Amount	Deficit	Shares	Amount	Equity
Balance — December 27, 2015	20,293,296	$200,739	$(68,357)	(5,534,308)	$(77,558)	$54,824
Net loss	—	—	(1,391)	—	—	(1,391)
Share-based compensation costs	—	864	—	—	—	864
Purchase of treasury shares	—	—	—	(443,552)	(3,461)	(3,461)
Proceeds from the exercise of stock options	308,215	445	—			445
Issuance of shares of restricted stock	81,502	—	—	—	—	—
Excess tax deficiency from share based payments, net	—	(146)	—	—	—	(146)
Shares withheld for employee taxes	(26,096)	(185)	—	—	—	(185)
Balance — September 25, 2016	20,656,917	$201,717	$(69,748)	(5,977,860)	$(81,019)	$50,950
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2016 AND SEPTEMBER 27, 2015
(UNAUDITED)
(Dollars in thousands)

	Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015
Cash flows from operating activities:
Net (loss) income	$(1,391)	$7,282
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,744	16,594
Loss on disposals of property and equipment	695	539
Impairment of assets	1,249	—
Amortization of deferred lease incentives	(6,026)	(5,404)
Share-based compensation costs	864	1,147
Deferred income taxes	(1,506)	280
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	2,521	684
Inventories	451	429
Prepaid expenses and other current assets	806	967
Trade and construction payables	(1,994)	844
Deferred lease incentives	2,054	6,802
Deferred gift card revenue	(3,581)	(3,507)
Other accrued expenses	(3,668)	(2,321)
Other — net	(147)	265
Net cash provided by operating activities	7,071	24,601
Cash flows from investing activities:
Purchase of property and equipment	(11,629)	(19,809)
Net cash used in investing activities	(11,629)	(19,809)
Cash flows from financing activities:
Proceeds from long-term debt	489,100	484,400
Payments on long-term debt	(481,400)	(488,900)
Proceeds from the exercise of stock options	445	66
Shares withheld for employee taxes	(185)	(406)
Repurchase of treasury shares	(3,461)	—
Net cash provided by/(used in) financing activities	4,499	(4,840)
Net decrease in cash and cash equivalents	(59)	(48)
Cash and cash equivalents — beginning of period	447	427
Cash and cash equivalents — end of period	$388	$379
Supplemental disclosures of cash flow information:
Interest paid	925	990
Income taxes paid	458	740
Property financed by trade and construction payables	880	1,381
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION
Description of Business — As of September 25, 2016, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 116 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 116 restaurants the Company operates, there are 51 Bravo! Cucina Italiana® restaurants, 64 Brio Tuscan Grille™ restaurants and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of its restaurants with the exception of one Brio Tuscan Grille™ restaurant, which it operates under a management agreement and for which operation it receives a management fee. Additionally, one Brio Tuscan Grille™ restaurant is operated under a franchise agreement.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This ASU requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. This ASU simplifies the current standard, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. This ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities and the Company elected to apply this ASU during the thirteen weeks ended March 27, 2016 on a retrospective basis. Accordingly, the Company classified all deferred income taxes as noncurrent as of September 25, 2016 and reclassified $3.6 million of current deferred income taxes to noncurrent deferred income taxes as of December 27, 2015.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. As of September 25, 2016, the Company has not adopted this ASU. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. As of September 25, 2016, the Company has not adopted this ASU. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

2.	NET INCOME PER SHARE
Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares.
(in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net (loss) income	$(2,985)	$910	$(1,391)	$7,282
Weighted average common shares outstanding	14,582	15,202	14,648	15,174
Effect of dilutive securities:
Stock options	—	709	—	726
Restricted stock	—	37	—	17
Weighted average common and potentially issuable common shares outstanding—diluted	14,582	15,948	14,648	15,917
Basic net (loss) income per common share	$(0.20)	$0.06	$(0.09)	$0.48
Diluted net (loss) income per common share	$(0.20)	$0.06	$(0.09)	$0.46

Shares of common stock equivalents of 806,286 were excluded from the diluted calculation for the thirteen and thirty-nine weeks ended September 25, 2016 due to a net loss during each respective period. Shares of common stock equivalents of 18,000 and 29,250 were excluded from the diluted calculation due to their anti-dilutive effect for the thirteen and thirty-nine weeks ended September 27, 2015.

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
Under the 2014 Credit Agreement, the Company may increase the revolving credit facility by up to $25.0 million if no event of default exists and certain other requirements are satisfied. Borrowings under the revolving credit facility bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, or LIBOR, plus the applicable margin of 1.50% to 2.50%. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. Borrowings under the Company’s revolving credit facility are collateralized by a first priority security interest in substantially all of the tangible and intangible personal property of the Company and its subsidiaries. As of September 25, 2016, we had an outstanding balance of $51.0 million on our revolving credit facility.
The 2014 Credit Agreement provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of September 25, 2016, the maximum exposure under these standby letters of credit was $2.9 million.
During the thirteen weeks ended September 25, 2016, the Company determined that it may not be in compliance with one of the 2014 Credit Agreement's financial covenants that is measured and reported on a quarterly basis at the end of the quarter. On September 23, 2016, the Company received a waiver of noncompliance with this financial covenant that is effective until October 31, 2016.
As more fully described in Note 8, on October 31, 2016, the Company entered into an amendment to the 2014 Credit Agreement (the "Amendment"). The Amendment redefines the Company's senior credit facilities and provides for (i) a $35.0 million term loan facility, maturing in 2019, and (ii) a revolving credit facility under which the Company may borrow up to $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2019. In addition, the Amendment requires the Company to make fixed quarterly principal payments of $1.0 million under the senior credit facilities. As a result of this requirement, the Company has classified $4.0 million of its long-term debt as current in its consolidated balance sheets as of September 25, 2016.

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

2006 Plan
Stock option activity for the thirty-nine weeks ended September 25, 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 27, 2015	790,731	$1.45
Exercised	(308,215)	$1.45
Granted	—	$—
Forfeited	—	$—
Outstanding at September 25, 2016	482,516	$1.45
Exercisable at September 25, 2016	482,516	$1.45
At September 25, 2016, the weighted-average remaining contractual term of options outstanding was approximately 0.6 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the

Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at September 25, 2016 was $1.5 million. The Company's stock option award agreements allow employees to surrender to the Company common shares upon exercise in lieu of their payment of the exercise price and required personal employment-related taxes. Employees surrendered to the Company 3,304 common shares towards the exercise price and minimum statutory tax withholdings which the Company recorded as a reduction in common shares in an amount of approximately $15.9 thousand during the thirty-nine weeks ended September 25, 2016. There were no such common shares withheld during the thirty-nine weeks ended September 27, 2015.
Stock Incentive Plan
Restricted stock activity for the thirty-nine weeks ended September 25, 2016 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 27, 2015	195,422	$15.41
Granted	243,500	$7.11
Vested	(81,502)	$16.38
Forfeited	(33,650)	$11.76
Outstanding at September 25, 2016	323,770	$9.30
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant.  Stock compensation costs related to shares of restricted stock were approximately $0.9 million and $1.1 million for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively. As of September 25, 2016, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $2.3 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 2.9 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 22,792 and 30,417 shares of restricted stock towards the minimum statutory tax withholdings, which the Company recorded as a reduction in common shares in the amount of approximately $0.2 million and $0.4 million, for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively.

5.	INCOME TAXES
The Company’s consolidated balance sheets at September 25, 2016 and December 27, 2015 included net deferred income tax assets of $59.6 million and $58.1 million, respectively. The Company performs a periodic analysis to evaluate whether the deferred income tax assets will be realized. As of September 25, 2016, the Company concluded that it is more likely than not that the deferred income tax assets will be realized through the generation of future taxable income.
In 2012, the Company was audited by the Internal Revenue Service for the fiscal year ended December 26, 2010. On August 25, 2016, the Company executed an agreement to settle this audit with the Internal Revenue Service. This settlement did not have a material impact on the Company's financial statements.

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

The Company evaluates future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. The impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. The estimates used in the impairment analysis represent a Level 3 fair value measurement. At any given time, the Company may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve. The Company forecasts future cash flows by considering recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. The Company compares this cash flow forecast to the asset's carrying value at the restaurant. Based on this analysis, if the Company determines that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the asset's carrying value exceeds fair value. The Company incurred a non-cash impairment charge of $1.2 million during the thirty-nine weeks ended September 25, 2016 related to one restaurant. The Company did not recognize an impairment charge during the thirty-nine weeks ended September 27, 2015.

8.     SUBSEQUENT EVENTS
On October 31, 2016, the Company entered into the Amendment. The Amendment redefines the Company's senior credit facilities and provides for (i) a $35.0 million term loan facility, maturing in 2019, and (ii) a revolving credit facility under which the Company may borrow up to $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2019. Additionally, the Company is no longer allowed to increase the revolving credit facility by up to $25.0 million.
Borrowings under the senior credit facilities bear interest at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.50% to 3.00%. In addition to making fixed quarterly principal payments under the Company’s senior credit facilities, the Company is required to pay an unused facility fee to the lenders equal to 0.30% to 0.50% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 31, 2016, payable quarterly in arrears. The Amendment also modifies the financial tests that the Company is required to meet by removing the maximum consolidated total leverage ratio, revising the minimum consolidated fixed charge coverage ratio, adding a maximum consolidated lease-adjusted leverage ratio and adding a minimum earnings before interest, taxes, depreciation and amortization as defined by the Amendment. In addition to these financial tests, the Amendment places limitations on new restaurant leases until the lease-adjusted leverage ratio meets certain thresholds. The Amendment also provides the Company with a permanent waiver of noncompliance with certain financial tests under the 2014 Credit Agreement for the thirteen weeks ended September 25, 2016.

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
Our business is highly sensitive to seasonal fluctuations as historically the percentage of operating income earned during the fourth quarter has been higher due in part to higher restaurant sales during the year-end holiday shopping season.  Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable restaurant sales, driven by decreased guest traffic, in each quarter of 2014 and 2015 as well as the first three quarters of 2016. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities as well as implemented an on-line reservation system in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on the release of a new menu at each brand during the current period as part of our efforts to drive higher sales volumes at our restaurants.
Recent guest traffic trends and their effect on sales may result in individual restaurants being cash flow negative. For these restaurants, the Company reviews the associated long-lived assets, such as property, equipment and intangibles subject to amortization, for impairment. We are currently monitoring the performance of certain restaurants with negative cash flows. Based on our current projections, no impairment, beyond what has already been recorded, has been identified. However, depending upon the performance trends of these restaurants in the fourth quarter, an impairment charge may be necessary. See the Company’s significant accounting policies presented in Note 1 to the Company’s consolidated financial statements for the fiscal year ended December 27, 2015, which are contained in our 2015 Annual Report on Form 10-K, for further information regarding the Company's accounting policy for impairment of long-lived assets and intangible assets.
Results of Operations
Thirteen Weeks Ended September 25, 2016 Compared to the Thirteen Weeks Ended September 27, 2015
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirteen Weeks Ended
	September 25, 2016	% of Revenues	September 27, 2015	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$94,588	100.0%	$98,294	100%	$(3,706)	(3.8)%
Costs and expenses
Cost of sales	25,265	26.7%	24,463	24.9%	802	3.3%
Labor	36,938	39.1%	36,274	36.9%	664	1.8%
Operating	16,432	17.4%	16,905	17.2%	(473)	(2.8)%
Occupancy	8,036	8.5%	7,913	8.1%	123	1.6%
General and administrative expenses	6,896	7.3%	5,401	5.5%	1,495	27.7%
Restaurant preopening costs	107	0.1%	628	0.6%	(521)	(83.0)%
Depreciation and amortization	5,600	5.9%	5,637	5.7%	(37)	(0.7)%
Total costs and expenses	99,274	105.0%	97,221	98.9%	2,053	2.1%
(Loss) income from operations	(4,686)	(5.0)%	1,073	1.1%	(5,759)	-
Interest expense, net	406	0.4%	353	0.4%	53	15.0%
(Loss) income before income taxes	(5,092)	(5.4)%	720	0.7%	(5,812)	-
Income tax (benefit) expense	(2,107)	(2.2)%	(190)	(0.2)%	(1,917)	-
Net (loss) income	$(2,985)	(3.2)%	$910	0.9%	$(3,895)	-

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.
Revenues. Revenues decreased $3.7 million, or 3.8%, to $94.6 million for the thirteen weeks ended September 25, 2016, as compared to $98.3 million for the thirteen weeks ended September 27, 2015. The decrease of $3.7 million was primarily due to a decrease of 5.3%, or $5.0 million in comparable restaurant sales, which was the result of a 5.4% decrease in guest counts and a 0.1% increase in average check. Partially offsetting the effect of this decrease in comparable restaurant sales was a net additional 20 operating weeks provided by one restaurant opened in the fourth quarter of 2015 and two restaurants opened in the first three quarters of 2016, less the impact of a restaurant closure in the fourth quarter of 2015 and two restaurant closures in the third quarter of 2016. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $3.1 million, or 8.1%, to $34.9 million for the thirteen weeks ended September 25, 2016 as compared to $38.0 million for the thirteen weeks ended September 27, 2015. Comparable restaurant sales for the BRAVO! brand restaurants decreased 8.0%, or $2.7 million, to $31.7 million for the thirteen weeks ended September 25, 2016 as compared to $34.4 million for the thirteen weeks ended September 27, 2015 due to a decrease in both guest counts and average check. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base decreased $0.4 million to $3.2 million for the thirteen weeks ended September 25, 2016 as compared to $3.6 million for the thirteen weeks ended September 27, 2015. The decrease of $0.4 million was primarily due to the impact of a restaurant closure in the fourth quarter of 2015 and two restaurant closures in the third quarter of 2016, partially offset by the opening of two BRAVO! restaurants in the first quarter of 2016. At September 25, 2016, there were 46 BRAVO! restaurants included in the comparable restaurant base and five BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues decreased $0.8 million, or 1.3%, to $58.8 million for the thirteen weeks ended September 25, 2016 as compared to $59.6 million for the thirteen weeks ended September 27, 2015. Comparable restaurant sales for the BRIO brand restaurants decreased 3.7%, or $2.2 million, to $56.5 million for the thirteen weeks ended September 25, 2016 as compared to $58.7 million for the thirteen weeks ended September 27, 2015, due to a decrease in guest counts, partially offset by an increase in average check. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $1.4 million to $2.3 million for the thirteen weeks ended September 25, 2016 as compared to $0.9 million for the thirteen weeks ended September 27, 2015. The increase of $1.4 million was primarily due to the opening of one BRIO restaurant in the fourth quarter of 2015. At September 25, 2016, there were 61 BRIO restaurants included in the comparable restaurant base and three BRIO restaurants not included in the comparable restaurant base.

Cost of Sales. Cost of sales increased $0.8 million, or 3.3%, to $25.3 million for the thirteen weeks ended September 25, 2016 as compared to $24.5 million for the thirteen weeks ended September 27, 2015. The increase was primarily due to higher commodity costs, principally for seafood and produce. As a percentage of revenues, cost of sales increased to 26.7% for the thirteen weeks ended September 25, 2016 as compared to 24.9% for the thirteen weeks ended September 27, 2015. The increase was primarily due to additional costs associated with the implementation of a new menu at both brands as well as higher commodity costs, principally for seafood and produce during the thirteen weeks ended September 25, 2016. As a percentage of revenues, food costs increased 1.8% to 22.3% for the thirteen weeks ended September 25, 2016 as compared to 20.5% for the thirteen weeks ended September 27, 2015. Beverage costs increased 0.1% to 4.4% for the thirteen weeks ended September 25, 2016 as compared to 4.3% for the thirteen weeks ended September 27, 2015.
Labor Costs. Labor costs increased $0.6 million, or 1.8%, to $36.9 million for the thirteen weeks ended September 25, 2016 as compared to $36.3 million for the thirteen weeks ended September 27, 2015. This increase was primarily due to the impact of a net additional 20 operating weeks in 2016 as compared to 2015. As a percentage of revenues, labor costs increased to 39.1% for the thirteen weeks ended September 25, 2016, from 36.9% for the thirteen weeks ended September 27, 2015, primarily due to additional costs associated with the implementation of a new menu at both brands as well as the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
Operating Costs. Operating costs decreased $0.5 million, or 2.8%, to $16.4 million for the thirteen weeks ended September 25, 2016 as compared to $16.9 million for the thirteen weeks ended September 27, 2015. This decrease was primarily due to a decrease in utilities costs during the thirteen weeks ended September 25, 2016. As a percentage of revenues, operating costs increased to 17.4% for the thirteen weeks ended September 25, 2016, from 17.2% for the thirteen weeks ended September 27, 2015, primarily due to the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
Occupancy Costs. Occupancy costs increased $0.1 million, or 1.6%, to $8.0 million for the thirteen weeks ended September 25, 2016 as compared to $7.9 million for the thirteen weeks ended September 27, 2015. This increase was primarily due to the impact of a net additional 20 operating weeks in 2016 as compared to 2015. As a percentage of revenues, occupancy costs increased to 8.5% for the thirteen weeks ended September 25, 2016, from 8.1% for the thirteen weeks ended September 27, 2015.
General and Administrative. General and administrative expenses increased by $1.5 million, or 27.7%, to $6.9 million for the thirteen weeks ended September 25, 2016, as compared to $5.4 million for the thirteen weeks ended September 27, 2015. This increase was primarily due to increases in professional fees and marketing costs during the thirteen weeks ended September 25, 2016. As a percentage of revenues, general and administrative expenses increased to 7.3% for the thirteen weeks ended September 25, 2016 as compared to 5.5% for the thirteen weeks ended September 27, 2015. The increase, as a percentage of revenues, was due to increases in professional fees and marketing costs as well as the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $0.5 million to $0.1 million for the thirteen weeks ended September 25, 2016, as compared to $0.6 million for the thirteen weeks ended September 27, 2015. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended September 25, 2016, we did not open any restaurants and had one restaurant under construction. During the thirteen weeks ended September 27, 2015, we opened one restaurant and had three restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses remained flat at $5.6 million for the thirteen weeks ended September 25, 2016 and September 27, 2015. As a percentage of revenues, depreciation and amortization expenses increased to 5.9% for the thirteen weeks ended September 25, 2016 as compared to 5.7% for the thirteen weeks ended September 27, 2015. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
Net Interest Expense. Net interest expense remained flat at $0.4 million for the thirteen weeks ended September 25, 2016 and September 27, 2015.
Income Taxes. Income tax benefit increased $1.9 million to $2.1 million for the thirteen weeks ended September 25, 2016 as compared to $0.2 million for the thirteen weeks ended September 27, 2015. The increase in income tax benefit was due to a loss before taxes and the difference in the estimated annual effective tax rate of approximately 90% for the thirteen weeks ended September 25, 2016 as compared to approximately 19% for the thirteen weeks ended September 27, 2015, partially offset by the excess tax deficiency from share based payments. The difference in the estimated annual effective tax rate was the result of the relative impact of general business credits on an expected annual loss before income taxes for the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively.
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
The following is a reconciliation from net (loss) income and net (loss) income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Thirteen Weeks Ended
	September 25, 2016	September 27, 2015

Net (loss) income	$(2,985)	$910
Impact from:
Tax expense from excess tax deficiency for option exercises (1)	624	—
Adjusted net (loss) income	$(2,361)	$910

	Basic		Diluted
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net (loss) income per share	$(0.20)	$0.06	$(0.20)	$0.06
Impact from:
Tax expense from excess tax deficiency for option exercises (1)	0.04	—	0.04	—
Adjusted net (loss) income per share	$(0.16)	$0.06	$(0.16)	$0.06
Weighted average shares outstanding (2)	14,582	15,202	14,582	15,948
_________________________

1)	Reflects the excess tax deficiency associated with the exercise of stock options during the period.

2)
Diluted weighted average shares outstanding includes potentially issuable common shares, except in a loss position, in which case diluted weighted average shares outstanding is equal to basic weighted average shares outstanding. Shares of common stock equivalents of 18,000 were excluded from the diluted calculation due to their anti-dilutive effect for the thirteen weeks ended September 27, 2015.

Thirty-Nine Weeks Ended September 25, 2016 Compared to the Thirty-Nine Weeks Ended September 27, 2015
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirty-Nine Weeks Ended
	September 25, 2016	% of Revenues	September 27, 2015	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$308,601	100%	$316,709	100%	$(8,108)	(2.6)%
Costs and expenses
Cost of sales	80,507	26.1%	79,905	25.2%	602	0.8%
Labor	115,954	37.6%	114,271	36.1%	1,683	1.5%
Operating	51,626	16.7%	52,445	16.6%	(819)	(1.6)%
Occupancy	23,622	7.7%	24,012	7.6%	(390)	(1.6)%
General and administrative expenses	20,141	6.5%	17,231	5.4%	2,910	16.9%
Restaurant preopening costs	621	0.2%	2,383	0.8%	(1,762)	(73.9)%
Impairment	1,249	0.4%	—	—%	1,249	-
Depreciation and amortization	16,680	5.4%	16,532	5.2%	148	0.9%
Total costs and expenses	310,400	100.6%	306,779	96.9%	3,621	1.2%
(Loss) income from operations	(1,799)	(0.6)%	9,930	3.1%	(11,729)	-
Interest expense, net	1,098	0.4%	1,142	0.4%	(44)	(3.9)%
(Loss) income before income taxes	(2,897)	(0.9)%	8,788	2.8%	(11,685)	-
Income tax (benefit) expense	(1,506)	(0.5)%	1,506	0.5%	(3,012)	-
Net (loss) income	$(1,391)	(0.5)%	$7,282	2.3%	$(8,673)	-

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.
Revenues. Revenues decreased $8.1 million, or 2.6%, to $308.6 million for the thirty-nine weeks ended September 25, 2016, as compared to $316.7 million for the thirty-nine weeks ended September 27, 2015. The decrease of $8.1 million was primarily due to a decrease in comparable restaurant sales of 5.1%, or $15.0 million, which was the result of a 4.7% decrease in guest counts and a 0.4% decrease in average check. Partially offsetting the effect of this decrease in comparable restaurant sales was a net additional 142 operating weeks provided by six restaurants opened in 2015 and two restaurants opened in the first three quarters of 2016, less the impact of a restaurant closure in the fourth quarter of 2015 and two restaurant closures in 2016. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $6.3 million, or 5.2%, to $114.4 million for the thirty-nine weeks ended September 25, 2016 as compared to $120.7 million for the thirty-nine weeks ended September 27, 2015. Comparable restaurant sales for the BRAVO! brand restaurants decreased 6.8%, or $7.4 million, to $101.4 million for the thirty-nine weeks ended September 25, 2016 as compared to $108.8 million for the thirty-nine weeks ended September 27, 2015. This decrease was due to a decrease in both guest counts and average check during the first thirty-nine weeks of 2016. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $1.1 million to $13.0 million for the thirty-nine weeks ended September 25, 2016 as compared to $11.9 million for the thirty-nine weeks ended September 27, 2015. The increase of $1.1 million was primarily due to the opening of two BRAVO! restaurants in the first three quarters of the current year and three BRAVO! restaurants in 2015, partially offset by the impact of a restaurant closure in the fourth quarter of 2015 and two restaurant closures in the third quarter of 2016. At September 25, 2016, there were 46 BRAVO! restaurants included in the comparable restaurant base and five BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues decreased $2.1 million, or 1.1%, to $193.2 million for the thirty-nine weeks ended September 25, 2016 as compared to $195.3 million for the thirty-nine weeks ended September 27, 2015. Comparable restaurant sales for the BRIO brand restaurants decreased 4.1%, or $7.6 million, to $178.9 million for the thirty-nine weeks ended September 25, 2016 as compared to $186.5 million for the thirty-nine weeks ended September 27, 2015. This decrease was due to a decrease in guest counts, partially offset by an increase in average check during the first thirty-nine weeks of 2016. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $5.5 million to $14.3 million for the thirty-nine weeks ended September 25, 2016 as compared to $8.8 million for the thirty-nine weeks ended September 27, 2015. The increase of $5.5 million was primarily due to the opening of three BRIO restaurants in 2015. At September 25, 2016, there were 61 BRIO restaurants included in the comparable restaurant base and three BRIO restaurants not included in the comparable restaurant base.
Cost of Sales. Cost of sales increased approximately $0.6 million, or 0.8%, to $80.5 million for the thirty-nine weeks ended September 25, 2016 as compared to $79.9 million for the thirty-nine weeks ended September 27, 2015. The increase was primarily due to the additional costs associated with the initial testing and implementation of a new menu at both brands during the thirty-nine weeks ended September 25, 2016. As a percentage of revenues, cost of sales increased to 26.1% for the thirty-nine weeks ended September 25, 2016 as compared to 25.2% for the thirty-nine weeks ended September 27, 2015. The increase was primarily due to the additional costs associated with testing and implementing a new menu at both brands combined with lower revenues. As a percentage of revenues, food costs increased 0.9% to 21.6% for the thirty-nine weeks ended September 25, 2016 as compared to 20.7% for the thirty-nine weeks ended September 27, 2015. Beverage costs, as a percentage of revenues, remained flat at 4.5% for the thirty-nine weeks ended September 25, 2016 and September 27, 2015.
Labor Costs. Labor costs increased $1.7 million, or 1.5%, to $116.0 million for the thirty-nine weeks ended September 25, 2016, as compared to $114.3 million for the thirty-nine weeks ended September 27, 2015. This increase was primarily due to additional training costs associated with the initial testing and implementation of a new menu at both brands as well as the impact of a net additional 142 operating weeks in the current period as compared to the same period in the prior year. As a percentage of revenues, labor costs increased to 37.6% for the thirty-nine weeks ended September 25, 2016 as compared to 36.1% for the thirty-nine weeks ended September 27, 2015. The increase was primarily due to additional training costs associated with the initial testing and implementation of a new menu at both brands as well as the deleveraging resulting from the decrease in comparable restaurant sales in the first thirty-nine weeks of 2016 as compared to the same period in the prior year.
Operating Costs. Operating costs decreased $0.8 million, or 1.6%, to $51.6 million for the thirty-nine weeks ended September 25, 2016, as compared to $52.4 million for the thirty-nine weeks ended September 27, 2015. This decrease was primarily due to a decrease in utilities costs during the thirty-nine weeks ended September 25, 2016. As a percentage of revenues, operating costs increased to 16.7% for the thirty-nine weeks ended September 25, 2016 as compared to 16.6% for the thirty-nine weeks ended September 27, 2015. This increase was primarily due to the deleveraging resulting from the decrease in comparable restaurant sales in the first thirty-nine weeks of 2016 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs decreased $0.4 million, or 1.6%, to $23.6 million for the thirty-nine weeks ended September 25, 2016, as compared to $24.0 million for the thirty-nine weeks ended September 27, 2015. This decrease was primarily due to rent concessions received during the current period, partially offset by the impact of a net additional 142 operating weeks in 2016 as compared to 2015. As a percentage of revenues, occupancy costs increased to 7.7% for the thirty-nine weeks ended September 25, 2016 as compared to 7.6% for the thirty-nine weeks ended September 27, 2015 due to the deleveraging resulting from the decrease in comparable restaurant sales in the first thirty-nine weeks of 2016 as compared to the same period in the prior year.
General and Administrative. General and administrative expenses increased by $2.9 million, or 16.9%, to $20.1 million for the thirty-nine weeks ended September 25, 2016, as compared to $17.2 million for the thirty-nine weeks ended September 27, 2015. This increase was primarily due to an increase in professional fees and marketing costs during the thirty-nine weeks ended September 25, 2016. As a percentage of revenues, general and administrative expenses increased to 6.5% for the thirty-nine weeks ended September 25, 2016 as compared to 5.4% for the thirty-nine weeks ended September 27, 2015, due mainly to an increase in professional fees and marketing costs as well as the deleveraging resulting from the decrease in comparable restaurant sales in the first thirty-nine weeks of 2016 as compared to the same period in the prior year.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $1.8 million to $0.6 million for the thirty-nine weeks ended September 25, 2016 as compared to $2.4 million for the thirty-nine weeks ended September 27, 2015. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the first thirty-nine weeks of 2016, we opened two restaurants and had one restaurant under construction. In the first thirty-nine weeks of 2015, we opened five restaurants and had three additional restaurants under construction.
Impairment.  We review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Our impairment charges have been incurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy. Based upon our analysis, we incurred a non-cash impairment charge of $1.2 million during the thirty-nine weeks ended September 25, 2016 related to one restaurant. We did not incur a non-cash impairment charge during the thirty-nine weeks ended September 27, 2015.
Depreciation and Amortization. Depreciation and amortization expenses increased $0.2 million to $16.7 million for the thirty-nine weeks ended September 25, 2016 as compared to $16.5 million for the thirty-nine weeks ended September 27, 2015. As a percentage of revenues, depreciation and amortization expenses increased to 5.4% for the thirty-nine weeks ended September 25, 2016 as compared to 5.2% for the thirty-nine weeks ended September 27, 2015. The increase, as a percentage of revenues, was due to the deleveraging resulting from the decrease in comparable restaurant sales during the first thirty-nine weeks of 2016.
Net Interest Expense. Net interest expense remained flat at $1.1 million for the thirty-nine weeks ended September 25, 2016 and the thirty-nine weeks ended September 27, 2015.
Income Taxes. Income tax benefit increased $3.0 million to $1.5 million for the thirty-nine weeks ended September 25, 2016 as compared to an income tax expense of $1.5 million for the thirty-nine weeks ended September 27, 2015. The increase in income tax benefit was due to lower income before taxes, which was primarily driven by an impairment charge in the period and the adjustment of the estimated annual effective tax rate to approximately 90% for the thirty-nine weeks ended September 25, 2016 as compared to approximately 19% for the thirty-nine weeks ended September 27, 2015, partially offset by the excess tax deficiency from share based payments. The difference in the estimated annual effective tax rate was the result of the relative impact of general business credits on an expected annual loss before income taxes for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively.
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
The following is a reconciliation from net (loss) income and net (loss) income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015
Net (loss) income	$(1,391)	$7,282
Impact from:
Asset impairment charges (1)	1,249	—
Tax expense related to an Internal Revenue Service audit settlement (2)	265	—
Tax expense from excess tax deficiency for option exercises (3)	758	—
Income tax expense (4)	(125)	—
Adjusted net income	$756	$7,282

	Basic		Diluted
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net (loss) income per share	$(0.09)	$0.48	$(0.09)	$0.46
Impact from:
Asset impairment charges (1)	0.08	—	0.08	—
Tax expense related to an Internal Revenue Service audit settlement (2)	0.02	—	0.02	—
Tax expense from excess tax deficiency for option exercises (3)	0.05	—	0.05	—
Income tax expense (4)	(0.01)	—	(0.01)	—
Adjusted net income per share	$0.05	$0.48	$0.05	$0.46
Weighted average shares outstanding (5)	14,648	15,174	15,372	15,917
______________________

1)	Reflects non-cash asset impairment charges for the thirty-nine weeks ended September 25, 2016 for one restaurant.

2)	Reflects the tax expense associated with the settlement of an Internal Revenue Service audit during the period.

3)	Reflects the excess tax deficiency associated with the exercise of stock options during the period.

4)	Reflects the adjustments for income taxes related to impairment charges.

5)
Diluted weighted average shares outstanding includes potentially issuable common shares. Shares of common stock equivalents of 90,520 and 29,250 were excluded from the diluted calculation due to their anti-dilutive effect for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively.

Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our revolving credit facility. As of September 25, 2016, we had approximately $0.4 million in cash and cash equivalents. On October 31, 2016, the Company entered into the Amendment. The Amendment redefines the Company's senior credit facilities and provides for (i) a $35.0 million term loan facility, maturing in 2019, and (ii) a revolving credit facility under which the Company may borrow up to $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2019. After giving effect to the Amendment, as of September 25, 2016 we would have had approximately $11.1 million of availability under our revolving credit facility (after giving effect to $2.9 million of outstanding letters of credit, $16.0 million in outstanding debt under our revolving credit facility and the conversion of $35.0 million of the outstanding balance under our revolving credit facility into the new term loan facility).
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

The following table presents a summary of our cash flows for the thirty-nine weeks ended September 25, 2016 and September 27, 2015 (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015
Net cash provided by operating activities	$7,071	$24,601
Net cash used in investing activities	(11,629)	(19,809)
Net cash provided by/(used in) financing activities	4,499	(4,840)
Net decrease in cash and cash equivalents	(59)	(48)
Cash and cash equivalents at beginning of period	447	427
Cash and cash equivalents at end of period	$388	$379
Operating Activities. Net cash provided by operating activities was $7.1 million for the thirty-nine weeks ended September 25, 2016, compared to $24.6 million for the thirty-nine weeks ended September 27, 2015. The decrease in net cash provided by operating activities in the first thirty-nine weeks of 2016 was primarily due to lower cash receipts from operations and lease incentives during the thirty-nine weeks ended September 25, 2016 compared to the thirty-nine weeks ended September 27, 2015. Cash receipts from operations for the first thirty-nine weeks of 2016 and 2015 were, including the net redemption of gift cards, $306.1 million and $313.2 million, respectively. Cash expenditures for operations during the first thirty-nine weeks of 2016 and 2015 were $299.2 million and $295.1 million, respectively.
Investing Activities. Net cash used in investing activities was $11.6 million for the thirty-nine weeks ended September 25, 2016, compared to $19.8 million for the thirty-nine weeks ended September 27, 2015. We invest cash to purchase property and equipment related to our restaurant expansion plans, which is related to the timing of spending for our new restaurants as well as the number of restaurants that were opened and under construction during 2016 versus 2015. During the first thirty-nine weeks of 2016, we opened two restaurants and had one additional restaurant under construction. During the first thirty-nine weeks of 2015, we opened five restaurants and had three additional restaurants under construction.
Financing Activities. Net cash provided by financing activities was $4.5 million for the thirty-nine weeks ended September 25, 2016, compared to net cash used in financing activities of $4.8 million for the thirty-nine weeks ended September 27, 2015. For the thirty-nine weeks ended September 25, 2016, the Company had net borrowings of $7.7 million on its revolving credit facility and repurchased $3.5 million in treasury stock. For the thirty-nine weeks ended September 27, 2015, the Company had net repayments of $4.5 million on its revolving credit facility.
As of September 25, 2016, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2016 to be in the range of approximately $1.8 million to $3.8 million, for a total of $12.0 million to $14.0 million for the year 2016. This is primarily related to the opening of one additional restaurant in the last quarter of 2016, the start of construction of restaurants to be opened in 2017, as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with these restaurant openings, the Company anticipates expensing approximately $0.4 million to $0.9 million in pre-opening costs for the remainder of 2016 for a total of approximately $1.0 million to $1.5 million for the year 2016.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $49.5 million at September 25, 2016, compared to a net working capital deficit of $51.7 million at December 27, 2015.
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
During the thirteen weeks ended September 25, 2016, the Company determined that it may not be in compliance with one of the 2014 Credit Agreement's financial covenants that is measured and reported on a quarterly basis. On September 23, 2016, the Company received a waiver of noncompliance with this financial covenant that is effective until October 31, 2016. As a result, the Company was in compliance with its applicable financial covenants as of September 25, 2016.
Borrowings under the 2014 Credit Agreement bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the 2014 Credit Agreement) plus the applicable margin of 0.50% to 1.50% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, or LIBOR, plus the applicable margin of 1.50% to 2.50%. The applicable margins with respect to our revolving credit facility vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our revolving credit facility bear interest only at the Base Rate plus the applicable margin. Interest on loans based upon the Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. In addition, the Company is required to pay an unused facility fee to the lenders equal to 0.20% to 0.35% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on November 5, 2014, payable quarterly in arrears. As of September 25, 2016, we had an outstanding balance of $51.0 million on our revolving credit facility.
On October 31, 2016, the Company entered into the Amendment. The Amendment redefines the Company's senior credit facilities and provides for (i) a $35.0 million term loan facility, maturing in 2019, and (ii) a revolving credit facility under which the Company may borrow up to $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2019. Additionally, the Company is no longer allowed to increase the revolving credit facility by up to $25.0 million.
Borrowings under the senior credit facilities bear interest at a fixed rate for a period of one, two, three or six months equal to LIBOR plus the applicable margin of 2.50% to 3.00%. In addition to making fixed quarterly principal payments under the Company’s senior credit facilities, the Company is required to pay an unused facility fee to the lenders equal to 0.30% to 0.50% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 31, 2016, payable quarterly in arrears. The Amendment also modifies the financial tests that the Company is required to meet by removing the maximum consolidated total leverage ratio, revising the minimum consolidated fixed charge coverage ratio, adding a maximum consolidated lease-adjusted leverage ratio and adding a minimum earnings before interest, taxes, depreciation and amortization as defined by the Amendment. In addition to these financial tests, the Amendment places limitations on new restaurant leases until the lease-adjusted leverage ratio meets certain thresholds. The Amendment also provides the Company with a permanent waiver of noncompliance with certain financial tests under the 2014 Credit Agreement for the thirteen weeks ended September 25, 2016.

OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 25, 2016, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
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
At September 25, 2016, we had $51.0 million outstanding under our revolving credit facility. Each one-eighth point change in interest rates on the variable rate portion of debt under our revolving credit facility would result in an approximately $64,000 annual change in our interest expense.
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

10.1*
First amendment to the Credit Agreement, dated as of October 31, 2016, by and among Bravo Brio Restaurant Group, Inc., as borrower, the domestic subsidiaries of the borrower, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, KeyBank National Association as documentation agent, and Wells Fargo Securities, LLC, Keybanc Capital Markets, Inc. and Merril Lynch, Pierce, Fenner & Smith, Inc., as co-lead arrangers and joint book managers.

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
Date: November 2, 2016

Bravo Brio Restaurant Group, Inc.

By:	/s/ Brian T. O'Malley
Brian T. O'Malley
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)