Form 10-K
period 2016-12-25
Bravo Brio Restaurant Group, Inc.
filed 2017-03-06
CIK 1495479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 25, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-34920
BRAVO BRIO RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1566328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Goodale Boulevard, Suite 100 Columbus, Ohio	43212
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (614) 326-7944
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Shares, no par value per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.  Yes  ☐    NO  ☒
As of June 26, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $111.0 million based on the number of shares held as of June 26, 2016, and the last reported sale price of the registrant’s common shares as of June 26, 2016.
As of March 6, 2017, the latest practicable date, 15,142,340 of the registrant’s common shares, no par value per share, were outstanding.

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

Basis of Presentation
We utilize a typical restaurant 52- or 53-week fiscal year ending on the last Sunday in the calendar year. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2016,” “fiscal 2016,” “fiscal year 2016” or similar references refer to the fiscal year ended December 25, 2016, which was a 52 week year.

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
Bravo Brio Restaurant Group, Inc. was incorporated in July 1987 as an Ohio corporation under the name Belden Village Venture, Inc. Our name was changed to Bravo Cucina of Dayton, Inc. in September 1995, to Bravo Development, Inc. in December 1998 and to Bravo Brio Restaurant Group, Inc. in June 2010. The first BRAVO! restaurant opened in 1992 and the first BRIO restaurant opened in 1999, each in Columbus, Ohio. We completed the initial public offering of our common shares in October 2010. As of December 25, 2016, we operated 117 restaurants in 33 states. Additionally, one BRIO restaurant is operated under a franchise agreement. Bravo Brio Restaurant Group’s mission statement is to be the best Italian restaurant company in America by delivering the highest quality food and service to each guest...at each meal...each and every day.
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
The average check for BRAVO! during fiscal 2016 was $21.40 per guest with an average lunch check of $16.73 per guest and an average dinner check of $24.42 per guest. At BRAVO! in 2016, lunch and dinner represented 30% and 70% of revenues, respectively, and alcohol sales accounted for approximately 18% of restaurant sales. Our average annual revenues per comparable BRAVO! restaurant were $2.9 million in fiscal 2016. As of December 25, 2016, we owned and operated 51 BRAVO! restaurants in 23 states.
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
The average check for BRIO during fiscal 2016 was $26.36 per guest, with an average lunch check of $20.00 per guest and an average dinner check of $30.95 per guest. At BRIO in 2016, lunch and dinner represented 32% and 68% of revenues, respectively, and alcohol sales accounted for approximately 22% of restaurant sales. Our average annual revenues per comparable BRIO restaurant were $4.0 million in fiscal 2016. As of December 25, 2016, we operated 66 BRIO restaurants in 22 states, all of which we own with the exception of one restaurant that we operate under a management agreement pursuant to which we receive a management fee. Additionally, one BRIO restaurant is operated under a franchise agreement.
We operate one full-service upscale affordable American-French bistro restaurant in Columbus, Ohio under the brand “Bon Vie.” Our Bon Vie restaurant is included in the BRIO operating and financial data set forth in this annual report.
Real Estate
As of December 25, 2016, we leased 112 operating locations and owned four locations, of which 102 are located adjacent to or in lifestyle centers and/or shopping malls and 14 are free-standing units strategically positioned in high-traffic areas. On average, our restaurants range in size from 6,000 to 9,000 square feet. The majority of our leases provide for minimum annual rentals and contain percentage-of-sales rent provisions against which the minimum rent is applied. A significant percentage of our leases also provide for periodic escalation of minimum annual rent. Typically, our leases are ten or 15 years in length with two, five-year extension options. See Part I, Item 2 “Properties.”
Landlords and developers seek out our concepts to be restaurant anchors for their developments as they are complementary to national retailers, having attracted on average between approximately 2,700-4,500 guests per restaurant each week in fiscal 2016. As a result of the importance of our brands to the retail centers in which we are located, we are often able to negotiate the prime location within a center as well as favorable real estate terms and choose between our two brands to determine which is optimal for a location. This helps to generate attractive returns on our investment and drive positive returns on capital for our shareholders. On average, a restaurant opening requires a net cash investment of approximately $1.5 to $2.5 million.
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
Our brands maintain several common qualities, including certain design elements such as chandeliers and marble and granite counter tops that help reduce building and construction costs and create consistency for our guests. We share best practices in service, preparation and food quality across both brands. In addition, we share services such as real estate development, purchasing, human resources, marketing and advertising, information technology, finance and accounting, allowing us to maximize efficiencies across our company.
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

Restaurant Operations
We have a group of district partners who report to regional Vice Presidents. The regional Vice Presidents report to our Chief Operating Officer, who in turn reports to our President and Chief Executive Officer. Each restaurant district partner typically supervises the operations of six to nine restaurants in his or her respective geographic areas, and is in frequent contact with each location. We additionally have two Corporate Executive Chefs, one for each brand. The staffing at our restaurants typically consists of a general manager, two to three assistant managers, an executive chef and one to three sous chefs. In addition, our restaurants typically employ 60 to 150 hourly employees. Our operational philosophy is as follows:

•
Offer Italian Food and Wines.  We seek to differentiate ourselves from other multi-location restaurants by offering affordable cuisine prepared using fresh ingredients and authentic Italian cooking methods. To ensure that the menu is consistently prepared to our high standards, we have developed a comprehensive eight week management training program. As part of their skill preparation, all of our executive chefs perform a cooking demonstration. This enables our Corporate Executive Chefs to evaluate a candidate’s skill set. All executive chefs are required to complete eight weeks of kitchen training, including mastering all stations, ordering, receiving and inventory control. Due to our high average unit volumes, the executive chefs are trained throughout the eight weeks to ensure that their food is consistently prepared on a timely basis. In addition, all executive chefs are trained on product and labor management programs to achieve maximum efficiencies. Both of these tools reinforce our commitment to training our employees to run their business from a profit and loss perspective, as well as from the culinary side. We offer made-to-order menu items prepared using traditional Italian culinary techniques with an emphasis on fresh ingredients and authentic recipes. Our food menu is complemented by a wine list that offers both familiar varieties as well as wines exclusive to our restaurants. An attention to detail, culinary expertise and focused execution reflects our chef-driven culture. Each brand’s menu has its own distinctive flavor profile, with BRAVO! favoring the more classic Italian cuisine that includes a variety of pasta dishes and pizzas and BRIO favoring a broader selection of premium steaks, chops, seafood, flatbreads, bruschettas and pastas. All of our new menu items are developed by our Corporate Executive Chefs through a six month ideation process designed to meet our high standards of quality and exceed our guests’ expectations.

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

Sourcing and Supply
To ensure the highest quality menu ingredients, raw materials and other supplies, we continually research and evaluate products. We contract with Distribution Market Advantage ("DMA"), a cooperative of multiple food distributors located throughout the nation, for the broadline distribution of most of our food products. DMA is a company with whom we negotiate and gain access to third party food distributors and suppliers. The DMA distributors supplied us with approximately 70% of our food supplies. We utilize distributors Gordon Food Service (“GFS”), Ben E. Keith Company (“BEK”), Shamrock Foods (“Shamrock”) and Nicholas & Company (“Nicholas”) under the DMA arrangement. At the end of fiscal 2016, GFS, BEK, Shamrock, and Nicholas distributed approximately 81%, 9%, 5% and 5%, respectively, of the food supplies distributed through our DMA arrangement. We negotiate pricing and volume terms either directly with certain of our suppliers and distributors or through DMA. Currently, we have pricing agreements of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry, certain seafood products, dairy products, soups and sauces, bakery items and certain meat products. Our restaurants place orders directly with the distributors and maintain regular distribution schedules.

Our purchasing contracts cover substantially all of our requirements for a specific product. Our contracts typically provide either for fixed or variable pricing based on an agreed upon cost-plus formula and require that our suppliers deliver directly to our distributors. In addition to our broadline distribution arrangements, we utilize direct distribution for several products, including a portion of our meat, a majority of our fresh seafood, produce and alcoholic beverages. We also contract with a third party provider to supply, maintain and remove our cooking shortening and oil systems.
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
Marketing and Advertising
The target audience for BRAVO! and BRIO is primarily college-educated professionals, ages 35-65, and their families who dine out frequently for social or special occasions. Our marketing strategy is designed to create brand awareness, reinforce our made-to-order, chef-inspired menu and develop ongoing relationships with these guests to increase dining frequency and drive comparable restaurant sales growth.
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
E-Marketing & Social Media
One of our goals is to give guests every opportunity to engage with us, so we’ve made it a priority to make ourselves accessible to them through various digital channels including our website, email, and social networks. We are active on a variety of communications channels, including social media (Facebook, Twitter, Instagram, Pinterest, and Periscope) and our MyBravo Mail and MyBrio Mail E-Clubs.  Each channel serves a unique purpose and allows us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We will continue to allocate a portion of our marketing budget toward this rapidly growing area.
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
During fiscal 2016, approximately 20% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. The failure of a restaurant to obtain its licenses, permits or other approvals, or any suspension of such licenses, permits or other approvals, would adversely affect that restaurant’s operations and profitability and could adversely affect our ability to obtain these licenses, permits and approvals elsewhere. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including: the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the serving of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.
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
Various federal and state labor laws govern our operations and our relationships with our staff members, including such matters as minimum wages, meal and rest breaks, overtime, tip credits, fringe benefits, family leave, safety, working conditions, unionization, citizenship or work authorization requirements and hiring and employment practices. We are also subject to increasingly complex federal and state immigration laws and regulations, including regulations of the U.S. Citizenship and Immigration Services and U.S. Immigration and Customs Enforcement. In addition, some states in which we operate have adopted immigration employment laws which impose additional conditions on employers. Even if we operate our restaurants in strict compliance with the laws, rules and regulations of these federal and state agencies, some of our staff members may not meet federal citizenship or residency requirements or may lack appropriate work authorizations, which could lead to a disruption in our work force. We are also subject to federal and state child labor laws which, among other things, prohibit the use of certain “hazardous equipment” by staff members younger than 18 years old.
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
Seasonality
Our business is sensitive to seasonal fluctuations as, historically, the percentage of operating income earned during the first and fourth quarters has been higher than the other quarters due in part to higher restaurant sales during the winter months in our stores located in the southern region of the United States and the year-end holiday season.
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

Employees
As of December 25, 2016, we had approximately 9,100 employees of whom approximately 100 were corporate management and staff personnel, approximately 600 were restaurant managers or trainees, and approximately 8,400 were employees in non-management restaurant positions. None of our employees are unionized or covered by a collective bargaining agreement.
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
Future growth in revenues and profits will depend on our ability to grow sales and efficiently manage costs in our existing and new restaurants. As of December 25, 2016, we operated 51 BRAVO! restaurants and 66 BRIO restaurants, of which two BRAVO! restaurants and one BRIO restaurant were opened within the preceding twelve months. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.
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
The failure of our existing or new restaurants to perform as expected could have a significant negative impact on our financial condition and results of operations. For example, we recognized an impairment charge of $15.4 million related to nine restaurants in 2016 and closed two additional restaurants.
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
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2012, we have expanded from 47 BRAVO! restaurants and 46 BRIO restaurants to 51 BRAVO! restaurants and 66 BRIO restaurants, as of December 25, 2016. The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

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
We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. In addition, our credit agreement, as amended, places limitations on new restaurant leases until the lease-adjusted leverage ratio meets certain thresholds. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.” We have experienced, and expect to continue to experience, delays in restaurant openings from time to time. Such actions may limit our growth opportunities. We cannot assure you that we will be able to successfully expand or acquire critical market presence for our brands in new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, acquire name recognition, successfully market our brands or attract new guests. Competitive circumstances and consumer characteristics in new market segments and new geographical markets may differ substantially from those in the market segments and geographical markets in which we have substantial experience. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our revenues and profitability may be harmed.
Changes in economic conditions, including continuing effects from the recent recession, could materially affect our business, financial condition and results of operations.
We, together with the rest of the restaurant industry, depend upon consumer discretionary spending. The recent recession impacted consumers’ ability and willingness to spend discretionary dollars. Economic conditions may remain volatile and may repress consumer confidence and discretionary spending for the near term. Guest traffic could be adversely impacted if our guests choose to dine out less frequently or reduce the amount they spend on meals while dining out. Additionally, a decline in corporate travel and entertainment spending could result in a decrease in the traffic of business travelers at our restaurants. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures have resulted and could result from prolonged negative restaurant sales. We recognized an impairment charge of $15.4 million related to nine restaurants and closed two restaurants during 2016.
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
Our financial performance is highly dependent on restaurants located in Ohio, Florida, Michigan, Pennsylvania and Texas, which comprise approximately 50% of our total restaurants. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these states have been more negatively impacted by the housing market decline, high unemployment rates and the overall economic crisis than other geographic areas. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters.
In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. Approximately 38% of our total restaurants are located in Ohio, Michigan, Pennsylvania, New York, Connecticut, and New Jersey, which are particularly susceptible to snowfall, and 15% of our total restaurants are located in Florida and Louisiana, which are particularly susceptible to hurricanes. Our business is subject to seasonal fluctuations, with restaurant sales typically higher during certain months, such as December. Adverse weather conditions during our most favorable months or periods may exacerbate the effect of adverse weather on guest traffic and may cause fluctuations in our operating results from quarter-to-quarter within a fiscal year. For example, Hurricane Sandy affected the entire eastern seaboard with extremely high winds, heavy rainfall and flooding in October 2012, which led to reduced guest traffic and even closures at some of our restaurants. In addition, outdoor patio seating is available at most of our restaurants and may be impacted by a number of weather-related factors. Our inability to fully utilize our restaurants’ seating capacity as planned may negatively impact our revenues and results of operations.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on local, regional and national distributors and suppliers to provide our produce, beef, poultry, seafood and other ingredients. We contract with DMA for the broadline distribution of most of our food products. Other than for a portion of our commodities, which are purchased locally by each restaurant, we rely on GFS, BEK, Shamrock, and Nicholas as the primary distributors of a majority of our ingredients. Through our agreement with DMA, we have a non-exclusive arrangement with each of GFS, BEK, Shamrock, and Nicholas on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by any of GFS, BEK, Shamrock, or Nicholas could cause our food costs to increase. Additionally, we currently rely on sole suppliers for certain of our food products, including some of our soups and sauces. Failure to identify an alternate source of supply for these items may result in significant cost increases. Increases in distribution costs or sale prices could also cause our food costs to increase. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price or availability of certain food products could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation.
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
In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for financial performance. We regularly review any restaurant that is cash flow negative for the previous four quarters to determine if impairment testing is warranted. As part of the review we also take into account that our business is highly sensitive to seasonal fluctuations, including the holiday season at the end of the fourth quarter as it significantly impacts our short and long term projections for each location. These estimates may result in a wide range of variability on a year to year basis due to the nature of the criteria. We evaluate future cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. Based on this analysis, if we believe the carrying amount of the assets is not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds estimated fair value. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies — Impairment of Long-Lived Assets.” As a result of the above mentioned review process, we recognized an impairment charge of $15.4 million related to nine restaurants in fiscal 2016 and $10.2 million related to six restaurants in fiscal 2015. We did not recognize an impairment charge in fiscal 2014.
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
We opened two BRAVO! and one BRIO restaurants in 2016, three BRAVO! and three BRIO restaurants in 2015, and three BRAVO! and three BRIO restaurants in 2014. Our recent and future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.
Restaurant companies have been the target of class-actions and other litigation alleging, among other things, violations of federal and state law.
In recent years, a number of restaurant companies have been subject to claims by guests, employees and others regarding issues such as food safety, personal injury and premises liability, employment-related claims, harassment, discrimination, disability and other operational issues common to the foodservice industry. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time, including a 2016 class action lawsuit initiated by hourly employees at a BRIO location in Missouri. In this lawsuit, it was alleged that we were in violation of the Fair Standards Act and other Missouri state wage laws. See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this annual report for a summary of legal proceedings. An adverse judgment or settlement that is not insured or is in excess of insurance coverage could have an adverse impact on our profitability and could cause variability in our results compared to expectations. We are self-insured, or carry insurance policies with specific retention levels, for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s practice liability, directors' and officers' liability and other insurable risks. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, we could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims and the diversion of time and resources from our operations.

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
We believe our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance, employer’s practice liability insurance and directors’ and officers’ liability insurance fluctuates based on our historical trends, market conditions and availability. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2017 and beyond. These increases, as well as recently-enacted federal legislation requiring employers to provide specified levels of health insurance to employees averaging greater than 30 hours per week, could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our guests.
Our indebtedness may limit our ability to invest in the ongoing needs of our business.
On November 5, 2014, the Company entered into a credit agreement (the "2014 Credit Agreement") with a syndicate of financial institutions. On October 31, 2016, the Company entered into an amendment to the 2014 Credit Agreement (the "Amendment"). As of December 25, 2016, we had approximately $41.5 million of outstanding indebtedness under our senior credit facilities. As of December 25, 2016, we had $19.6 million of revolving loan availability under our revolving credit facility (after giving effect to $2.9 million of outstanding letters of credit). For the year ended December 25, 2016, our total borrowings, repayments on indebtedness and cash interest payments were $623.9 million, $625.7 million and $1.4 million, respectively. For the year ended December 27, 2015, our total borrowings, repayments on indebtedness and cash interest payments were $705.1 million, $717.8 million and $1.3 million, respectively. Our senior credit facilities mature in 2019, and borrowings under the senior credit facilities bear interest at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.50% to 3.00%.
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
Our senior credit facilities require us to maintain certain fixed charge coverage ratios and leverage ratios. Our ability to comply with these ratios in the future may be affected by events beyond our control, and an inability to comply with the required financial ratios could result in a default under our senior credit facilities. In the event of any default, the lenders under our senior credit facilities could elect to terminate lending commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable.

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
We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage to or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage computer systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or successfully implement adequate preventive security measures.
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
Furthermore, the need to maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. While we are in compliance with the Sarbanes-Oxley Act for fiscal 2016, there is no guarantee that we will meet all areas of compliance in future years. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.
Federal, state and local tax rules may adversely impact our results of operations and financial position.
We are subject to federal, state and local taxes in the United States. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position. In addition, complying with new tax rules, laws or regulations could impact our financial condition, and increases to federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our financial results. In 2012, we were audited by the Internal Revenue Service for the fiscal year ended December 26, 2010. On August 25, 2016, we executed an agreement to settle this audit with the Internal Revenue Service. This settlement did not have a material impact on our financial statements.

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
As of December 25, 2016, we had 21,069,454 common shares issued, and 5,977,860 treasury shares repurchased through the end of 2016. In addition, we have reserved 1.9 million common shares for issuance under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan, of which 320,570 shares are subject to vesting under outstanding restricted stock awards and 1,099,806 shares remain eligible for future issuance. Stock options to purchase an aggregate of 56,691 common shares are currently vested and outstanding under the Bravo Development, Inc. Option Plan.

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
Although no preferred shares were outstanding as of December 25, 2016 and although we have no present plans to issue any preferred shares, our articles of incorporation authorize the board of directors to issue up to 5,000,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our board of directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of our company, even if some of our shareholders consider such change of control to be beneficial.
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
If we cannot meet Nasdaq’s continuing listing requirements and Nasdaq rules, Nasdaq may delist our securities, which could negatively affect us, the price of our securities and your ability to sell our securities.
Although our shares are currently in compliance with requirements and currently listed on Nasdaq, we may not be able to meet the continued listing requirements of Nasdaq in the future, which require, among other things, a minimum bid price of $1.00 per share for common shares listed on the exchange. While we would consider implementation of customary options, including a reverse stock split, if our common shares do not trade at the required level that regains compliance, if our efforts are unsuccessful or we are otherwise unable to satisfy the Nasdaq criteria for maintaining our listing, our securities could be subject to delisting. As a consequence of any such delisting, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our securities. In the event of a delisting, we could face significant material adverse consequences including a limited availability of market quotations for our securities; a limited amount of news and analyst coverage for our company; and a decreased ability to issue additional securities or obtain additional financing in the future.
Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.
Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
Item 1B.   Unresolved Staff Comments.
None.

Item 2.   Properties.
The following table sets forth our restaurant locations as of December 25, 2016.

Location	Bravo Restaurants	Brio Restaurants		Total Number of Restaurants
Alabama	1	1		2
Arizona		2		2
Arkansas	1			1
California		3		3
Colorado		2		2
Connecticut		2		2
Delaware		1		1
Florida	3	14		17
Georgia		2		2
Illinois	1	1		2
Indiana	2			2
Iowa	1			1
Kansas	1			1
Kentucky	1	1		2
Louisiana	1			1
Maryland		3		3
Massachusetts		1		1
Michigan	5	2		7
Missouri	2	2		4
Nebraska	1			1
Nevada	1	2		3
New Jersey		5		5
New Mexico	1			1
New York	1	1		2
North Carolina	2	3	*	5	*
Ohio	13	7		20
Oklahoma	1			1
Pennsylvania	7			7
Puerto Rico	—	1	^	1	^
Tennessee	1			1
Texas	1	6		7
Utah		2		2
Virginia	2	3		5
Wisconsin	1			1
Total	51	67		118
_________________________

*	Includes one location that we operate pursuant to a management agreement and do not own.
^	Includes one location operated under a franchise agreement.
We own four properties, two in Ohio and one in each of Indiana and Pennsylvania, and operate restaurants on each of these sites. We lease the land and buildings for 112 Company owned restaurants used in our operations under various long-term operating lease agreements. The initial lease terms range from ten to 20 years. The leases include renewal options for two to 20 additional years. Our leases currently expire between 2017 and 2032. The majority of our leases provide for base (fixed) rent, plus additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. We are also generally obligated to pay certain real estate taxes, insurance, common area maintenance charges and various other expenses related to the properties. Our main office, not included in the table above, is also leased and is located at 777 Goodale Boulevard, Suite 100, Columbus, Ohio 43212.
Item 3.   Legal Proceedings.
See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this annual report for a summary of legal proceedings.
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
Our common shares have been traded on the NASDAQ Stock Market under the symbol “BBRG” since October 21, 2010. The following table set forth, for the periods indicated, the high and low price per share of our common shares, as reported by the NASDAQ Stock Market:

	High	Low
Fiscal 2016 Quarter Ended
March 27, 2016	$9.14	$7.05
June 26, 2016	$8.17	$6.66
September 25, 2016	$8.56	$4.38
December 25, 2016	$5.00	$3.53

Fiscal 2015 Quarter Ended
March 29, 2015	$14.78	$12.77
June 28, 2015	$15.44	$13.13
September 27, 2015	$13.62	$11.39
December 27, 2015	$12.65	$8.84
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
Holders
There were 14 holders of record of our common shares at March 6, 2017, and we estimate there were 2,400 beneficial shareholders on that date.
Share-Based Compensation Plan Information
See Part III, Item 12 of this annual report, for information relating to securities authorized for issuance under the Company's equity compensation plans.

Price Performance Graph
The graph below compares the cumulative five-year total shareholder return on $100.00 invested on the last trading day of fiscal 2011 through and including the market close on December 25, 2016, with the cumulative total return of the same time period on the same amount invested in the NASDAQ Composite® (US) Index and the Nation’s Restaurant News Stock Index. The chart below the graph sets forth the actual numbers depicted on the graph.

	12/25/2011	12/30/2012	12/29/2013	12/28/2014	12/27/2015	12/25/2016
Bravo Brio Restaurant Group, Inc.	$100.00	$82.74	$104.90	$81.73	$56.81	$25.11
NASDAQ Composite® (US) Index	$100.00	$113.05	$158.73	$183.57	$192.79	$208.61
Nation’s Restaurant News Stock Index	$100.00	$99.66	$129.50	$132.85	$152.01	$155.26
Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities
We did not make any sales of unregistered Company securities during 2016.
Issuer Purchases of Equity Securities
There were no purchases of common shares made during the quarter ended December 25, 2016 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. See Note 9 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this annual report for information regarding share repurchase plans in effect during fiscal 2016.

Item 6.   Selected Financial Data.
The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The selected historical consolidated financial data as of December 25, 2016 and December 27, 2015 and for the three years in the period ended December 25, 2016 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data as of December 28, 2014, December 29, 2013 and December 30, 2012 and for the two years in the period ended December 29, 2013 have been derived from our audited consolidated financial statements not included elsewhere in this annual report.
BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
(Dollars in thousands except per share data)

	Fiscal Year(1)
	2016	2015	2014	2013	2012
Statement of Operations Data
Revenues	$410,254	$423,994	$408,309	$411,091	$409,065
Costs and Expenses
Cost of sales	106,910	106,942	107,078	105,628	106,716
Labor	151,797	151,893	144,848	143,097	139,917
Operating	67,334	69,568	65,851	64,970	62,016
Occupancy	32,059	32,226	29,013	28,506	26,088
General and administrative expenses	28,562	24,520	22,575	22,697	23,684
Restaurant pre-opening costs	1,038	3,009	3,204	3,560	4,492
Asset impairment charges	15,409	10,201	—	14,196	4,060
Depreciation and amortization	22,324	22,435	20,288	20,019	18,939
Total costs and expenses	425,433	420,794	392,857	402,673	385,912
Income from operations	(15,179)	3,200	15,452	8,418	23,153
Interest expense, net	1,703	1,484	1,347	1,143	1,353
Income before income taxes	(16,882)	1,716	14,105	7,275	21,800
Income tax (benefits) expense	57,833	(2,864)	2,283	(268)	5,652
Net (loss) income	$(74,715)	$4,580	$11,822	$7,543	$16,148
Per Share Data
Basic	$(5.09)	$0.30	$0.63	$0.39	$0.82
Diluted	$(5.09)	$0.29	$0.60	$0.37	$0.78
Weighted average shares outstanding —
Basic	14,680	15,143	18,863	19,542	19,584
Diluted	14,680	15,865	19,701	20,432	20,612

Balance Sheet Data (at the end of the period)
Cash and cash equivalents	$444	$447	$427	$7,640	$13,717
Working capital (deficit)	(55,534)	(51,738)	(41,801)	(26,204)	(25,806)
Total assets	166,762	248,060	251,763	254,852	263,338
Total debt	41,500	43,300	56,000	15,693	23,086
Total shareholders’ equity (deficiency in assets)	(21,530)	54,824	53,784	103,776	100,283
_________________________

(1)	We utilize a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. With the exception of 2012, which was a 53-week year, each of the above fiscal years had 52 weeks.
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

We calculate these non-GAAP measures by adjusting net (loss) income and net (loss) income per share for the impact of certain non-comparable items that are reflected in our GAAP results. We believe these adjusted measures provide investors with additional information to facilitate the comparison of our past and present financial results and assist users of the financial statements to better understand our results. We utilize results that both include and exclude the identified items in evaluating our business performance. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will not be affected by certain unusual or non-comparable items.
The following is a reconciliation from net (loss) income and net (loss) income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Fiscal Year
	2016	2015
Net (loss) income	$(74,715)	$4,580
Impact from:
Asset impairment charges (1)	15,409	10,201
Litigation reserves (2)	465	—
Write-off of unamortized loan origination fees	89	—
Valuation allowance on deferred tax assets (3)	64,682	—
Tax expense related to an IRS audit settlement	265	—
Tax expense from excess tax deficiency for option exercises	2,395	—
Income tax expense (4)	(6,060)	(3,918)
Adjusted net income	$2,530	$10,863

	Basic
	2016	2015
Net (loss) income per share	$(5.09)	$0.30
Impact from:
Asset impairment charges (1)	1.05	0.68
Litigation reserves (2)	0.03	—
Write-off of unamortized loan origination fees	0.01	—
Valuation allowance on deferred tax assets (3)	4.41	—
Tax expense related to an IRS audit settlement	0.02	—
Tax expense from excess tax deficiency for option exercises	0.16	—
Income tax expense (4)	(0.41)	(0.26)
Adjusted net income per share	$0.18	$0.72
Weighted average shares outstanding — basic	14,680	15,143

	Diluted
	2016	2015
Net (loss) income per share (5)	$(4.88)	$0.29
Impact from:
Asset impairment charges (1)	1.01	0.64
Litigation reserves (2)	0.03	—
Write-off of unamortized loan origination fees	0.01	—
Valuation allowance on deferred tax assets (3)	4.22	—
Tax expense related to an IRS audit settlement	0.02	—
Tax expense from excess tax deficiency for option exercises	0.16	—
Income tax expense (4)	(0.40)	(0.25)
Adjusted net income per share	$0.17	$0.68
Weighted average shares outstanding — diluted (6)	15,319	15,865
_________________________

1)
See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this annual report for information regarding asset impairment charges incurred during the years ended December 25, 2016 and December 27, 2015.

2)	See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this annual report for information regarding litigation reserves recorded during the year ended December 25, 2016.

3)	See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this annual report for information regarding the valuation allowance recorded during the year ended December 25, 2016.

4)	Reflects the adjustments for income taxes related to asset impairment charges and the accrued liability for current litigation.

5)
For purposes of reconciling net loss per share — diluted to its corresponding adjusted measure, we calculated net loss per share — diluted using the same weighted average shares outstanding used to determine adjusted net income per share — diluted. In periods where the Company incurred a net loss, GAAP requires that all stock options and unvested shares of restricted stock are considered anti-dilutive and not included in that period's diluted weighted average shares outstanding.

6)
Diluted weighted average shares outstanding includes potentially issuable common shares. Shares of common stock equivalents of 65,748 and 125,000 were excluded from the diluted calculation due to their anti-dilutive effect for the years ended December 25, 2016 and December 27, 2015, respectively.

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
Our business is sensitive to seasonal fluctuations as, historically, the percentage of operating income earned during the first and fourth quarters has been higher than the other quarters due in part to higher restaurant sales during the winter months in our stores located in the southern region of the United States and the year-end holiday season. Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by negative guest traffic, in each quarter of 2015 and 2016. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.
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

•
Restaurant Level Operating Margins.  Restaurant level operating margin is revenues minus costs of sales, labor costs, operating expenses and occupancy costs. Management uses this measure to evaluate performance at our restaurants and determine the flow through of additional revenues to net (loss) income.

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

Results of Operations
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenues:

	Fiscal Year Ended
	December 25, 2016	% of Revenue	December 27, 2015	% of Revenue	December 28, 2014	% of Revenue
	(Dollars in thousands)
Revenues	$410,254	100%	$423,994	100%	$408,309	100%
Costs and Expenses
Cost of sales	106,910	26.1%	106,942	25.2%	107,078	26.2%
Labor	151,797	37.0%	151,893	35.8%	144,848	35.5%
Operating	67,334	16.4%	69,568	16.4%	65,851	16.1%
Occupancy	32,059	7.8%	32,226	7.6%	29,013	7.1%
General and administrative expenses	28,562	7.0%	24,520	5.8%	22,575	5.5%
Restaurant pre-opening costs	1,038	0.3%	3,009	0.7%	3,204	0.8%
Asset impairment charges	15,409	3.8%	10,201	2.4%	—	—%
Depreciation and amortization	22,324	5.4%	22,435	5.3%	20,288	5.0%
Total costs and expenses	425,433	103.7%	420,794	99.2%	392,857	96.2%
(Loss) income from operations	(15,179)	(3.7)%	3,200	0.8%	15,452	3.8%
Interest expense, net	1,703	0.4%	1,484	0.4%	1,347	0.3%
(Loss) income before income taxes	(16,882)	(4.1)%	1,716	0.4%	14,105	3.5%
Income tax (benefit) expense	57,833	14.1%	(2,864)	(0.7)%	2,283	0.6%
Net (loss) income	$(74,715)	(18.2)%	$4,580	1.1%	$11,822	2.9%
Certain percentage amounts may not sum due to rounding.
Fifty-Two Weeks Ended December 25, 2016 Compared to Fifty-Two Weeks Ended December 27, 2015
Revenues.  Revenues decreased $13.7 million, or 3.2%, to $410.3 million in fiscal 2016, compared to $424.0 million in fiscal 2015. The decrease of $13.7 million was primarily due to a decrease in comparable restaurant sales of 5.2% in 2016 as compared to 2015, which was the result of a 5.1% decrease in guest counts and a 0.1% decrease in average check. Partially offsetting the effect of this decrease in comparable restaurant sales was a net additional 145 operating weeks provided by six Company owned restaurants opened in 2015 and three restaurants opened in 2016, less the operating weeks attributable to one and two restaurant closures in 2015 and 2016, respectively. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $9.1 million, or 5.7%, to $151.4 million in fiscal 2016 as compared to $160.5 million in fiscal 2015. The decrease in revenues was due to a decrease in comparable restaurant sales, partially offset by additional operating weeks provided by new restaurant openings in 2016 and 2015. Comparable restaurant sales for the BRAVO! brand restaurants decreased 7.0%, or $10.3 million, to $136.6 million in fiscal 2016 as compared to $146.9 million in fiscal 2015. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $1.2 million to $14.8 million in fiscal 2016 as compared to $13.6 million in fiscal 2015. This increase was primarily due to the opening of two BRAVO! restaurants in fiscal 2016. At December 25, 2016, there were 48 BRAVO! restaurants included in the comparable restaurant base and three BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues decreased $4.9 million, or 1.9%, to $256.8 million in fiscal 2016 as compared to $261.7 million in fiscal 2015. The decrease in revenues was due to a decrease in comparable sales, partially offset by additional operating weeks provided by new restaurant openings in 2016 and 2015. Comparable restaurant sales for the BRIO brand restaurants decreased 4.1%, or $10.3 million, to $239.9 million in fiscal 2016 as compared to $250.2 million in fiscal 2015. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $5.4 million to $16.9 million in fiscal 2016 as compared to $11.5 million in fiscal 2015. This increase was primarily due to the opening of one BRIO restaurant during fiscal 2016 and the timing of restaurant openings in 2015. At December 25, 2016, there were 61 BRIO restaurants included in the comparable restaurant base and four BRIO restaurants not included in the comparable restaurant base.
Cost of Sales.  Cost of sales remained flat at $106.9 million for 2016 and 2015. As a percentage of revenues, cost of sales increased 0.9% to 26.1% in 2016 as compared to 25.2% in 2015, due to the additional costs associated with testing and implementing a new menu at both brands during the year combined with lower revenues. As a percentage of revenues, food costs increased 0.9% to 21.6% in fiscal 2016 as compared to 20.7% in fiscal 2015 due to the additional costs associated with testing and implementing a new menu at both brands during the year. Beverage costs, as a percentage of revenues, remained flat at 4.5% for 2016 and 2015.
Labor Costs.  Labor costs decreased $0.1 million, or 0.1%, to $151.8 million in fiscal 2016, from $151.9 million in fiscal 2015. This decrease was primarily due to a decrease in workers' compensation self-insurance claims reserve, partially offset by costs associated with the implementation of a new menu at both brands. As a percentage of revenues, labor costs increased to 37.0% in 2016, from 35.8% in 2015, primarily due to additional training costs associated with the initial testing and implementation of a new menu at both brands as well as the deleveraging resulting from the decrease in comparable restaurant sales in 2016.
Operating Costs.  Operating costs decreased $2.3 million, or 3.2%, to $67.3 million in 2016, from $69.6 million in 2015. This decrease was primarily due to a decrease in general liability self-insurance claims reserve and utilities expenses, partially offset by costs associated with the implementation of a new menu at both brands. As a percentage of revenues, operating costs remained flat at 16.4% for 2016 and 2015.
Occupancy Costs.  Occupancy costs decreased $0.1 million, or 0.5%, to $32.1 million in fiscal 2016, from $32.2 million in fiscal 2015. The decrease in occupancy costs was primarily due to contractual rent adjustments received during the period, partially offset by the impact of a net additional 145 operating weeks in fiscal 2016 as compared to fiscal 2015. As a percentage of revenues, occupancy costs increased to 7.8% in 2016, from 7.6% in 2015. The increase as a percentage of revenues was primarily related to the deleveraging due to the decrease in comparable restaurant sales in 2016.
General and Administrative.  General and administrative expenses increased $4.1 million, or 16.5%, to $28.6 million in fiscal 2016, from $24.5 million in fiscal 2015. The increase in general and administrative expenses was attributable to increased marketing costs related to the placement of our gift cards at retailers as well as higher professional fees as compared to the prior period. As a percentage of revenues, general and administrative expenses increased to 7.0% in 2016, from 5.8% in 2015. The increase as a percentage of revenues was primarily due to increased gift card marketing costs and professional fees as well as deleveraging due to the decrease in comparable restaurant sales in 2016.
Restaurant Pre-opening Costs.  Restaurant pre-opening costs decreased by $2.0 million to $1.0 million in 2016, from $3.0 million in 2015. The decrease in restaurant pre-opening costs was due to the impact of opening three new restaurants during 2016 compared to six new restaurants opened and two additional restaurants under construction at the end of 2015. Restaurant pre-opening costs are incurred prior to a restaurant opening and may also be incurred into the first month of operations, however the costs that are included in any one period are related to the timing of the work being done and when costs are actually incurred. As a percentage of revenues, restaurant pre-opening costs decreased to 0.3% in 2016, from 0.7% in 2015.
Impairment.  We review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Our impairment charges have been incurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy. Based upon our analysis, we incurred a non-cash impairment charge of $15.4 million in 2016 related to nine restaurants as compared to $10.2 million related to six restaurants in 2015.
Depreciation and Amortization.  Depreciation and amortization expenses decreased by approximately $0.1 million, or 0.5%, to $22.3 million in fiscal 2016, from $22.4 million in fiscal 2015. As a percentage of revenues, depreciation and amortization expenses increased to 5.4% in 2016 as compared to 5.3% in 2015. The increase as a percentage of revenues was primarily related to the deleveraging due to the decrease in comparable restaurant sales in 2016.
Interest Expense, Net.  Interest expense, net increased by approximately $0.2 million, or 14.8%, to $1.7 million in 2016, from $1.5 million in 2015. The increase was primarily due to the partial write-off of unamortized loan origination fees associated with the Amendment.

Income Taxes.  Income taxes increased $60.7 million to an income tax expense of $57.8 million in 2016, as compared to an income tax benefit of $2.9 million in 2015. The increase in income tax expense was due to a reduction in deferred tax assets resulting from the recording of a valuation allowance in 2016. See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this annual report for information regarding the valuation allowance recorded in 2016.
Adjusted Net Income.  Adjusted net income is a supplemental measure of our performance that is not required or presented in accordance with GAAP. We calculate this non-GAAP measure by adjusting net (loss) income for the impact of certain non-comparable items that are reflected in our GAAP results. Adjusted net income for fiscal 2016 and 2015 was $2.5 million and $10.9 million, respectively. A full reconciliation from net (loss) income to adjusted net income for fiscal 2016 and fiscal 2015 can be found at Part II, Item 6 of this annual report, “Selected Financial Data”.
Fifty-Two Weeks Ended December 27, 2015 Compared to Fifty-Two Weeks Ended December 28, 2014
Revenues.  Revenues increased $15.7 million, or 3.8%, to $424.0 million in fiscal 2015, compared to $408.3 million in fiscal 2014. The increase of $15.7 million was primarily due to a net additional 347 operating weeks provided by six Company owned restaurants opened in 2014 and six restaurants opened in 2015, less the operating weeks attributable to three and one restaurant closures in 2014 and 2015, respectively. Partially offsetting the effect of this increase in net operating weeks was a decrease in comparable restaurant sales of 2.8% in 2015 as compared to 2014, which was the result of a 6.2% decrease in guest counts and a 3.4% increase in average check. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues increased $8.8 million, or 5.8%, to $160.5 million in fiscal 2015 as compared to $151.7 million in fiscal 2014. The increase in revenues was due to additional operating weeks provided by new restaurant openings in 2015 and 2014, partially offset by a decrease in comparable sales. Comparable restaurant sales for the BRAVO! brand restaurants decreased 3.0%, or $4.4 million, to $142.3 million in fiscal 2015 as compared to $146.7 million in fiscal 2014. This decrease was due to a decrease in guest counts partially offset by an increase in average check in 2015 as compared to 2014. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base increased $13.2 million to $18.2 million in fiscal 2015 as compared to $5.0 million in fiscal 2014. This increase was primarily due to the opening of three BRAVO! restaurants in fiscal 2015. At December 27, 2015, there were 45 BRAVO! restaurants included in the comparable restaurant base and six BRAVO! restaurants not included in the comparable restaurant base.
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
Operating Costs.  Operating costs increased $3.7 million, or 5.6%, to $69.6 million in 2015, from $65.9 million in 2014. This increase was driven by the impact of a net additional 347 operating weeks due to restaurant openings in 2015 and 2014. As a percentage of revenues, operating costs increased to 16.4% in 2015, from 16.1% in 2014. The increase as a percentage of revenues was primarily due to increases in utilities and repair and maintenance expenses in 2015 as compared to 2014, as well as the deleveraging related to the decrease in comparable restaurant sales in 2015.

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
General and Administrative.  General and administrative expenses increased $1.9 million, or 8.6%, to $24.5 million in fiscal 2015, from $22.6 million in fiscal 2014. The increase in general and administrative expenses was attributable to higher professional fees and increased marketing costs related to the placement of our gift cards at retailers as compared to the prior period. As a percentage of revenues, general and administrative expenses increased to 5.8% in 2015, from 5.5% in 2014. The increase as a percentage of revenues was primarily due to increased gift card marketing costs and professional fees in 2015 as compared to 2014.
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
Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior credit facilities. On October 31, 2016, the Company entered into the Amendment. The Amendment redefines the Company's senior credit facilities and provides for (i) a $35.0 million term loan facility, maturing in 2019, and (ii) a revolving credit facility under which the Company may borrow up to $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2019. In addition, the Amendment requires us to make fixed quarterly principal payments of $1.0 million under our senior credit facilities. As of December 25, 2016, we had approximately $0.4 million in cash and cash equivalents and approximately $19.6 million of availability under our revolving credit facility (after giving effect to $2.9 million of outstanding letters of credit at December 25, 2016). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our revolving credit facility and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.
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
The following table presents a summary of our cash flows for the years ended December 25, 2016, December 27, 2015 and December 28, 2014.

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
	(in thousands)
Net cash provided by operating activities	$20,350	$42,230	$46,908
Net cash used in investing activities	(15,512)	(24,605)	(29,914)
Net cash used in financing activities	(4,841)	(17,605)	(24,207)
Net (decrease)/increase in cash and cash equivalents	(3)	20	(7,213)
Cash and cash equivalents at beginning of year	447	427	7,640
Cash and cash equivalents at end of year	$444	$447	$427
Year Ended December 25, 2016 Compared to Year Ended December 27, 2015
Operating Activities.  Net cash provided by operating activities was $20.4 million in 2016, compared to $42.2 million in 2015. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and credit cards and a large majority of our expenditures are paid within a 30-day period. The decrease in net cash provided by operating activities in 2016 compared to 2015 was primarily due to lower cash receipts from operations and lease incentives. Cash receipts in 2016 and 2015, including the net redemption of gift cards, were $413.7 million and $425.7 million, respectively. Cash expenditures during 2016 and 2015 were $393.9 million and $391.4 million, respectively.
Investing Activities.  Net cash used in investing activities was $15.5 million in 2016, compared to $24.6 million in 2015. We used cash primarily to purchase property and equipment related to our restaurant expansion plans. The decrease in spending was related to the timing of restaurant openings, as well as the number of restaurants that were opened during 2016 versus 2015. During 2016, we opened three restaurants, while in 2015 we opened six company owned restaurants and had two additional restaurants under construction at year end.
Financing Activities.  Net cash used in financing activities was $4.8 million in 2016, compared to $17.6 million in 2015. In 2016, we had net payments of $1.8 million on our senior credit facilities, repurchased $3.5 million in treasury stock, incurred a net $0.8 million cash inflow related to our equity plans and paid $0.4 million in loan origination fees in connection with the Amendment. In 2015, we had net repayments of long-term debt of $12.7 million, repurchased $4.6 million in treasury stock and incurred a net $0.3 million cash outflow related to our equity plans.
Year Ended December 27, 2015 Compared to Year Ended December 28, 2014
Operating Activities.  Net cash provided by operating activities was $42.2 million in 2015, compared to $46.9 million in 2014. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and credit cards and a large majority of our expenditures are paid within a 30-day period. The decrease in net cash provided by operating activities in 2015 compared to 2014 was primarily due to a decrease in cash receipts in excess of cash expenditures from the prior year. This was primarily due to the timing of rent and construction related payments in 2014 as compared to 2015. Cash receipts in 2015 and 2014, including the net redemption of gift cards, were $425.7 million and $408.2 million, respectively. Cash expenditures during 2015 and 2014 were $391.4 million and $369.4 million, respectively.

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
Capital Resources
Future Capital Requirements.  Our capital requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurants. Our real estate development program is dependent upon many factors, including economic conditions, real estate markets, site locations and nature of lease agreements as well as maintaining compliance with applicable financial covenants contained in our senior credit facilities. Our capital expenditures also include costs for maintenance and capacity additions in our existing restaurants as well as information technology and other general corporate capital expenditures.
We anticipate that each new restaurant will, on average, require a total cash investment of $1.5 million to $2.5 million (net of estimated lease incentives). We expect to spend approximately $0.4 to $0.5 million per restaurant for cash pre-opening costs. The projected cash investment per restaurant is based on historical averages.
We currently estimate capital expenditures, net of lease incentives, for 2017 to be in the range of approximately $10.0 million to $12.0 million, primarily related to the planned opening of one new restaurant in 2017, early 2018 restaurant openings and normal maintenance capital expenditures related to our existing restaurants. In conjunction with these restaurant openings, we anticipate spending approximately $0.5 million to $1.0 million in pre-opening costs in 2017.
Current Resources.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $55.5 million at December 25, 2016, compared to a net working capital deficit of $51.7 million at December 27, 2015.
On November 5, 2014, the Company entered into the 2014 Credit Agreement with a syndicate of financial institutions and on October 31, 2016, the Company entered into the Amendment. The Amendment redefines the Company's senior credit facilities and provides for (i) a $35.0 million term loan facility, maturing in 2019, and (ii) a revolving credit facility under which the Company may borrow up to $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2019. Our senior credit facilities are (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property and (iii) secured by a pledge of all of the capital stock of our subsidiaries. The Amendment also modified the financial tests that the Company is required to meet by removing the maximum consolidated total leverage ratio, revising the minimum consolidated fixed charge coverage ratio, adding a maximum consolidated lease-adjusted leverage ratio and adding a minimum earnings before interest, taxes, depreciation and amortization as defined by the Amendment. In addition to these financial tests, the Amendment places limitations on new restaurant leases until the lease-adjusted leverage ratio meets certain thresholds. At December 25, 2016, the Company was in compliance with its applicable financial covenants. Additionally, the Amendment contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.
Borrowings under the senior credit facilities bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the Amendment) plus the applicable margin of 1.50% to 2.00% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.50% to 3.00%. The applicable margins with respect to our revolving credit facility vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our revolving credit facility bear interest only at the

Base Rate plus the applicable margin. Interest on loans based upon the Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. The Amendment requires the Company to make fixed quarterly principal payments of $1.0 million under the senior credit facilities. As a result of this requirement, the Company has classified $4.0 million of its long-term debt as current in its consolidated balance sheets as of December 25, 2016. In addition to making fixed quarterly principal payments under the Company’s senior credit facilities, the Company is required to pay an unused facility fee to the lenders equal to 0.30% to 0.50% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 31, 2016, payable quarterly in arrears. As of December 25, 2016, we had an outstanding principal balance of approximately $34.0 million on our term loan facility and $7.5 million on our revolving credit facility.
We continue to operate in a challenging environment, and our ability to comply with our applicable financial covenants may be affected in the future by economic, industry or business conditions beyond our control. Based on the Company’s forecasts, management believes the Company will be able to maintain compliance with its applicable financial covenants for at least the next twelve months. However, no assurances can be given that we will achieve these forecasts. We base our forecasts on historical experience, industry conditions and various other assumptions related to comparable restaurant sales, average check, guest counts, and cost management that we believe are reasonable. If actual results are below our current forecast by a substantial margin, we may not be able to maintain compliance with our financial covenants.  If we are unable to comply with the required covenants and are unable to obtain necessary waivers of non-compliance or additional amendments to the 2014 Credit Agreement, it would have a material adverse effect on our business, financial condition and liquidity.
Management believes expected future cash flow from operations as well as available borrowings under our senior credit facilities will be sufficient to meet liquidity needs for at least the next twelve months; however, no assurances can be given that expected future cash flow levels will be generated and all liquidity needs will be met.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 25, 2016, we were not involved in any VIE transactions and did not otherwise have any material off-balance sheet arrangements.
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

Impairment of Long-Lived Assets and Intangible Assets.  We review long-lived assets, such as property, equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. We have determined our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, as this is the lowest level of identifiable cash flows.
We regularly review any restaurants generating negative cash flow for the previous four quarters to determine if impairment testing is warranted.  As part of the review, we also take into account that our business is sensitive to seasonal fluctuations such as the holiday season at the end of the fourth quarter as it significantly impacts our short and long term projections for each location. Other factors considered that may impact expectations of future performance include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset and overall restaurant operating performance. Based on this analysis, we determine whether an indicator of impairment exists.
If an impairment indicator is identified, we prepare future undiscounted cash flow projections which take into consideration qualitative factors and future operating plans. We forecast our future cash flows by considering recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe this combination of information provides a reasonable basis to estimate future cash flows. We compare this undiscounted cash flow forecast to the assets carrying value at the restaurant. If the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds fair value. Fair value is estimated using a discounted cash flow approach. Our impairment assessment process requires a significant degree of management’s judgment. At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve. As a result of the above mentioned review process, we incurred a non-cash impairment charge of $15.4 million in 2016 related to nine restaurants as compared to $10.2 million related to six restaurants in 2015. We did not incur a non-cash impairment charge in 2014.
Economic weakness within our respective markets may adversely impact consumer discretionary spending and may result in lower restaurant sales. Unfavorable fluctuations in our commodity costs, supply costs and labor rates, which may or may not be within our control, may also impact our operating margins. Any of these factors could affect the estimates used in our impairment analysis and result in additional impairment charges. While we continually assess the performance of our restaurants and monitor the need for impairment, there can be no assurance that future impairment tests will not result in additional charges to earnings.
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
Income Taxes.  Income tax provisions consist of federal and state taxes currently due, plus deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Future taxable income, adjustments in temporary differences, available carry forward periods and changes in tax laws could affect these estimates. Due to the impairment charges recorded during 2016 and 2015, the Company is in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Based on the required weight of that evidence under ASC 740, the Company has determined that a valuation allowance was needed for all of its net deferred income tax assets. As of December 25, 2016, the Company recorded a valuation allowance of $64.7 million. As of December 27, 2015 and December 28, 2014, the Company did not carry a valuation allowance against net deferred tax assets. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets will be recognized as a reduction of future income tax expense.
We recognize a tax position in our financial statements when it is more likely than not that the position will be sustained upon examination by tax authorities that have full knowledge of all relevant information.

Contractual Obligations
The following table summarizes our contractual obligations at December 25, 2016 on an actual basis.

	Payments Due by Year
Contractual Obligations	Total	2017	2018-2019	2020-2021	After 2021
	(In thousands)
Term loan facility (1)	$34,000	$4,000	$30,000	$—	$—
Revolving credit facility (2)	7,500	—	7,500	—	—
Operating leases	252,827	29,696	58,199	54,659	110,273
Construction purchase obligations	617	617	—	—	—
Total contractual cash obligations	$294,944	$34,313	$95,699	$54,659	$110,273
_________________________

(1)
Our $35.0 million term loan facility will be paid off over the next three years with the outstanding balance due in 2019. Interest payments on our variable-rate term loan facility have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate periodically.

(2)
The outstanding balance on our $30.0 million revolving credit facility is due on November 5, 2019. Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate periodically.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
We are subject to interest rate risk in connection with our long term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our senior credit facilities, which are payable at variable rates. We currently have approximately $41.5 million of borrowings under our senior credit facilities, including $7.5 million under our revolving credit facility. Each eighth point change in interest rates on the variable rate portion of indebtedness under our senior credit facilities would result in annual changes of approximately $52,000 in our interest expense.
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
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.   Controls and Procedures.
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 25, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2016 based on the criteria in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2016.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Bravo Brio Restaurant Group, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of Bravo Brio Restaurant Group, Inc. and subsidiaries (the "Company") as of December 25, 2016, based on the criteria established in Internal Control—Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 25, 2016 of the Company and our report dated March 6, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Columbus, Ohio
March 6, 2017

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information.
None.
Part III
Item 10.   Directors, Executive Officers and Corporate Governance.
Our Board of Directors
Our Second Amended and Restated Articles of Incorporation provide that our Board of Directors shall consist of not less than five nor more than 10 directors, with such exact number of directors being fixed by resolution of our Board of Directors. The Board of Directors currently consists of seven directors and is divided into two classes serving staggered two-year terms. At the annual meeting of shareholders in 2017, the shareholders will elect three Class I directors to hold office until the annual meeting of shareholders in 2019 and until their respective successors have been duly elected and qualified, subject to their earlier death, resignation or removal. Each Class II director will hold office until the annual meeting of shareholders in 2018 and until their respective successors have been duly elected and qualified, subject to their earlier death, resignation or removal.
Class I Directors
The name and age as of February 15, 2017 of each Class I member of our Board of Directors, his position with us, the year in which he first became a director and certain biographical information is set forth below:

Class I
Name	Age	Positions and Offices Held with the Company	Director Since
Thomas J. Baldwin	61	Director	2012
James S. Gulmi	70	Director	2010
Brian T. O'Malley	49	Director, President and Chief Executive Officer	2015

Thomas J. Baldwin has been a director of the Company since February 2012. Mr. Baldwin has served as the Chief Executive Officer and President of Benihana since August 2016. He had been the past Chairman, Chief Executive Officer and President of Morton’s Restaurant Group, Inc. from December 2005 through February 2010. Mr. Baldwin served as Chairman of the Board of Directors and Chief Executive Officer of ROI Acquisition Corp. II from July 2013 through October 2015 and served as Vice Chairman of EveryWare Global, Inc. from May 2013 through June 2015 and earlier was Chairman and Chief Executive Officer of ROI Acquisition Corp. which merged with EveryWare Global in a May 2013 business combination, since September 2011. He also served as a Managing Director of the Clinton Group from September 2011 through October 2015. Mr. Baldwin had served as Chief Financial Officer while at Morton’s Restaurant Group from December 1988 until December 2005. Mr. Baldwin held several additional titles including Executive Vice President, Senior Vice President Finance, Vice President Finance, Treasurer and Secretary during his employment at Morton’s Restaurant Group. Earlier in his career, Mr. Baldwin served as Chief Financial Officer for Le Peep Restaurants, a casual dining operator and franchisor. His experience also includes two years as a Vice President for Strategic Planning at Citigroup and seven years with General (Kraft) Foods Corp. Mr. Baldwin is currently on several private company boards, including Firebirds Wood Fired Grill Restaurants and serves on the board of directors of Zoe’s Kitchen. Inc. Mr. Baldwin brings his comprehensive experience in brand positioning and brand management, general management, global strategy, operations, marketing and sales, people resources, investor relations, public relations, international and domestic development, franchising, as well as infrastructure functions to our Board.
James S. Gulmi has been a director of the Company since October 2010. Mr. Gulmi currently serves as Special Advisor to Genesco, Inc., a leading retailer of branded footwear, licensed and branded headwear and wholesaler of branded headwear. He served as the Senior Vice President, Finance and Chief Financial Officer of Genesco Inc. through January 2015. Mr. Gulmi joined Genesco Inc. in 1971 as a financial analyst and was appointed Chief Financial Officer in 1986. Mr. Gulmi had served as Genesco Inc.’s Senior Vice President, Finance, since 1996. Mr. Gulmi serves as a board or committee member of several nonprofit agencies, including The Community Foundation of Middle Tennessee, United Way of Metropolitan Nashville and Leadership Nashville and serves on the board of Pet People Enterprises. Mr. Gulmi brings more than 40 years of experience in corporate finance, strategic planning and leadership of complex organizations. Mr. Gulmi earned a Bachelor of Arts degree in Business from Baldwin Wallace College and a Master of Business Administration degree from Emory University.

Brian T. O’Malley was appointed Chief Executive Officer and a director of the Company by the Board of Directors on December 28, 2015. Prior to this appointment, he served as President of the Company since August 2014. Mr. O'Malley was appointed Chief Operating Officer in October 2010 and previously served as Senior Vice President of Operations, BRIO from 2006 until October 2010. Mr. O’Malley joined the Company in 1996 as the General Manager of BRAVO! Dayton. Mr. O’Malley was promoted to District Partner in 1999, Director of Operations in 2000 and to Vice President of Operations in 2004. Prior to joining us, Mr. O’Malley was employed with Sante Fe Steakhouse, where he held positions as a general manager, director of training and regional manager. Mr. O’Malley earned a Bachelor of Sciences degree in Speech Communications and Hospitality Management from the University of Wisconsin-Stout. Mr. O'Malley’s qualifications to serve on our Board of Directors include his knowledge of our company and the restaurant industry and his years of leadership at our company.
Class II Directors
The name and age as of February 15, 2017 of each Class II member of our Board of Directors, his position with us, the year in which he first became a director and certain biographical information are set forth below:

Class II
Name	Age	Positions and Offices Held with the Company	Director Since
Alton F. Doody III	58	Founder and Chairman of the Board	1987
David B. Pittaway	65	Director	2006
Harold O. Rosser II	68	Director	2006
Fortunato N. Valenti	69	Director	2010
Alton F. (“Rick”) Doody III has been Chairman of the Board of Directors of the Company since its inception in 1987. Mr. Doody was our Chief Executive Officer from 1992 until February 2007 and our President from June 2006 until September 2009. Mr. Doody continues to remain employed in a non-executive officer capacity by the Company, primarily focusing on the development of our new restaurants. Mr. Doody also founded Lindey’s German Village, and was responsible for all facets of its management. Mr. Doody received a Bachelor of Sciences degree in Economics from Ohio Wesleyan University and has completed all the necessary coursework for a Master’s Degree from Cornell University in Restaurant/Hotel Management. Mr. Doody is a member of the Young President’s Organization and the International Council of Shopping Center Owners and is a Board Member for the Cleveland Restaurant Association. Mr. Doody’s qualifications to serve on our Board of Directors include his knowledge of our company and the restaurant industry and his years of leadership at our company.
David B. Pittaway has been a director of the Company since June 2006. Mr. Pittaway is senior managing director, senior vice president and secretary of Castle Harlan, Inc., a private equity firm. He has been with Castle Harlan since 1987. Mr. Pittaway also has been a member of the Board of Directors of Branford Castle, Inc., an investment company, since October, 1986. From 1987 to 1998, Mr. Pittaway was vice president, chief financial officer and a director of Branford Chain, Inc., a marine wholesale company, where he is now a director and vice chairman. Previously, Mr. Pittaway was vice president of strategic planning and assistant to the president of Donaldson, Lufkin & Jenrette, Inc., an investment banking firm. Mr. Pittaway is also a member of the boards of directors of The Cheesecake Factory Incorporated, the Dystrophic Epidermolysis Bullosa Research Association of America, Caribbean Restaurants, Inc., Too Jays Restaurants, Gold Star Foods, Inc. and Shelf Drilling, Inc. In addition, he is a director and co-founder of the Armed Forces Reserve Family Assistance Fund. Mr. Pittaway received a Bachelor of Arts degree from the University of Kansas, a Juris Doctorate degree from Harvard Law School and a Master of Business Administration degree from Harvard Business School. Mr. Pittaway possesses in-depth knowledge and experience in finance and strategic planning based on his more than 20 years of experience as an investment banker and manager of Castle Harlan’s investing activities. Mr. Pittaway brings significant restaurant industry experience to the Board of Directors and, among other skills and qualifications, his significant knowledge and understanding of the industry and his experience serving as a director of a number of publicly traded companies in the restaurant industry.
Harold O. Rosser II has served as a member of our Board of Directors since June 2006. In January 2011, Mr. Rosser founded Rosser Capital Partners Management L.P., an entity formed to sponsor private investments in middle market consumer and retail companies as well as restaurants and other multiple-unit concepts. Prior to forming Rosser Capital Partners, Mr. Rosser was a managing director and a founder of Bruckmann, Rosser, Sherrill and Co. Management, L.P., a New York-based private equity firm where he worked from 1995 to 2010. From 1987 through 1995 Mr. Rosser was an officer at Citicorp Venture Capital. Prior to joining Citicorp Venture Capital, he spent 12 years with Citicorp/Citibank in various management and corporate finance positions. Mr. Rosser is also a member of the board of directors of Barteca Holdings LLC, Hickory Tavern Holdings, LLC and Pet People Holdings, LLC and the board of trustees of the Culinary Institute of America, Wake Forest University and the New Canaan Society. Mr. Rosser formerly served as a director of several private and publicly traded companies and had led his respective firms’ investments in more than 17 restaurant companies over the past 25 plus years. Mr. Rosser earned a Bachelor of Science degree from Clarkson University and attended Management Development Programs at Carnegie-Mellon University and the Stanford University Business School. His in-depth knowledge and experience in the restaurant and food service industry, coupled with his skills in corporate finance, strategic planning, leadership of complex organizations, and board practices of private and public companies, strengthen the Board’s collective qualifications, skills and experience.
Fortunato N. Valenti has been a director of the Company since October 2010. Mr. Valenti currently serves as the Chief Executive Officer of Patina Restaurant Group (formerly Restaurant Associates), a boutique restaurant and food service company. Mr. Valenti joined Restaurant Associates in 1968 as a management trainee and was appointed to the position of Chief Executive Officer in 1994. From 2002-2007 Mr. Valenti served as a member of the board of directors of McCormick & Schmick’s Seafood Restaurants, Inc. and Compass Group and has served as a member of the boards of directors of public and private companies, including Real Mex Restaurants, Inc., Il Fornaio (America) Corporation, California Pizza Kitchen and Papa Gino’s Inc. Mr. Valenti earned an Associates Degree from New York City Community College. Mr. Valenti is also Chairman Emeritus of the Culinary Institute of America and a member of the boards of directors of various non-profit organizations, including NYC & Co. and City Meals on Wheels. Mr. Valenti brings significant restaurant industry experience to the board of directors, including significant experience at the senior executive and board level in both the upscale affordable and upscale dining segments.
Our Executive Officers
The name and age as of February 15, 2017 of each executive officer of the Company, his or her position with us, the year in which he or she first became an executive officer and certain biographical information are set forth below:

Name	Position Held With the Company	Age	Executive Officer Since
Brian T. O'Malley	Director, President and Chief Executive Officer	49	2006
James J. O'Connor	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	55	2007
Khanh Collins	Senior Vice President and Chief Operating Officer	53	2015
Brian T. O’Malley is a Class I director of the Company. See “Our Board of Directors” for a discussion of Mr. O’Malley’s business experience.
James J. O’Connor joined the Company as Chief Financial Officer, Treasurer and Secretary in February 2007. On December 28, 2015, Mr. O'Connor was promoted to Executive Vice President, Chief Financial Officer, Treasurer and Secretary. For the six years prior to joining us, Mr. O’Connor held various senior level financial positions, including Chief Financial Officer of the Wendy’s Brand, at Wendy’s International, Inc. From 1999 to 2000, Mr. O’Connor served as senior manager of financial reporting for Tween Brands. Mr. O’Connor previously served as a Senior Manager for PricewaterhouseCoopers LLP from 1985 until 1998. Mr. O’Connor earned Bachelor of Sciences degrees in Accounting and Finance from the Ohio State University.
Khanh Collins was appointed Senior Vice President and Chief Operating Officer of the Company on December 28, 2015. Prior to this appointment, she served as Vice President of Operations of the Company since January 2014. Ms. Collins joined the Company in February 2013 when she was named District Partner. Prior to joining the Company, Ms. Collins held management level positions at Starr Restaurants from September 2012 to February 2013. For the twelve years prior to that, she was employed with McCormick & Schmick's, where she held the position of regional director and various other management level positions. Ms. Collins began her career at Clyde’s Restaurant Group in Washington, DC followed by Copeland’s of New Orleans.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common shares to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.
Based solely on the Company’s review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company’s executive officers and directors were complied with and filed in a timely manner except for one late filing of Form 4 made on behalf of Alton F. Doody III (Form 4 was due on January 4, 2016).
Code of Business Conduct and Ethics

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
Board Leadership Structure
The Board of Directors does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate. However, the Company has had separate individuals serve in those positions for several years. Since 2007, our Board of Directors has been led by Alton F. Doody III, founder of the Company, as Chairman, and a separate individual, currently Brian T. O'Malley, has served as our Chief Executive Officer. The Board of Directors has carefully considered its leadership structure and believes at this time that the Company and its shareholders are best served by having the positions of Chairman and Chief Executive Officer filled by different individuals. This allows the Chief Executive Officer to, among other things, focus on the Company’s day-to-day business, while allowing the Chairman to lead the Board of Directors in its fundamental role of providing advice and oversight of management. Further, the Board of Directors believes that its other structural features, including five independent and non-employee directors on a board consisting of seven directors and key committees consisting wholly of independent directors, provide for substantial independent oversight of the Company’s management. However, the Board of Directors recognizes that depending on future circumstances, other leadership models may become more appropriate. Accordingly, the Board of Directors will continue to periodically review its leadership structure.
Risk Oversight
We face a number of risks, including market price risks in food product prices, liquidity risk, reputational risk, operational risk and risks from adverse fluctuations in interest rates and inflation and/or deflation. Management is responsible for the day-to-day management of risks faced by our company, while the Board of Directors currently has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors seeks to ensure that the risk management processes designed and implemented by management are adequate. The Board of Directors also reviews with management our strategic objectives which may be affected by identified risks, our plans for monitoring and controlling risk, the effectiveness of such plans, appropriate risk tolerance and our disclosure of risk. Our Audit Committee is responsible for periodically reviewing with management and our independent auditors the adequacy and effectiveness of our policies for assessing and managing risk. The other committees of the Board of Directors also monitor certain risks related to their respective committee responsibilities. All committees report to the full Board of Directors as appropriate, including when a matter rises to the level of a material or enterprise-level risk.
Board Committees
Our Board of Directors has established various committees to assist it with its responsibilities. Those committees are described below.
Audit Committee
The current Audit Committee members are Messrs. Baldwin, Gulmi and Pittaway, with Mr. Gulmi serving as the Audit Committee’s chairman. The NASDAQ Global Market financial literacy standards require that each member of our Audit Committee be able to read and understand fundamental financial statements. In addition, the Company is required to disclose whether at least one member of our Audit Committee qualifies as an audit committee financial expert, as defined by Item 407(d)(5) of Regulation S-K promulgated by the SEC and has financial sophistication in accordance with NASDAQ Global Market rules. Our Board of Directors has determined that each of Messrs. Baldwin, Gulmi and Pittaway qualifies as an audit committee financial expert and is independent, as independence for audit committee members is defined by applicable SEC and NASDAQ Global Market rules.
The primary function of the Audit Committee is to assist the Board of Directors in the oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, assessing our independent registered public accountants’ qualifications and independence and the performance of our internal audit function and the appointment of our independent registered public accountants. The Audit Committee also prepares an audit committee report required by the SEC to be included in our proxy statements.

The Audit Committee fulfills its oversight responsibilities by reviewing the following: (i) the financial reports and other financial information provided by us to our shareholders and others; (ii) our systems of internal controls regarding finance, accounting, legal and regulatory compliance and business conduct established by management and the Board of Directors; and (iii) our auditing, accounting and financial processes generally. The Audit Committee’s primary duties and responsibilities are to:

•	serve as an independent and objective party to monitor our financial reporting process and internal control systems;

•
review and appraise the audit efforts of our independent registered public accountants and exercise ultimate authority over the relationship between us and our independent registered public accountants; and

•	provide an open avenue of communication among the independent registered public accountants, financial and senior management and the Board of Directors.
The Audit Committee holds regular meetings at least four times each year and held four meetings in fiscal 2016. The Audit Committee reports the significant results of its activities to the Board of Directors at each regularly scheduled meeting of the Board of Directors.
Our Board of Directors has adopted a charter for the Audit Committee that complies with current SEC and NASDAQ Global Market rules relating to corporate governance matters. The Audit Committee charter is available on our website at http://investors.bbrg.com. Deloitte & Touche LLP is presently our independent registered public accounting firm.

Nominating and Corporate Governance Committee
The current Nominating and Corporate Governance Committee members are Messrs. Baldwin, Rosser and Valenti, with Mr. Rosser serving as the Nominating and Corporate Governance Committee's chairman. The Nominating and Corporate Governance Committee:

•	identifies individuals qualified to serve as our directors;

•	nominates qualified individuals for election to our Board of Directors at annual meetings of shareholders;

•	establishes a policy for considering shareholder nominees for election to our Board of Directors; and

•	recommends to our Board the directors to serve on each of our Board committees.
The Nominating and Corporate Governance Committee identifies individuals, including those recommended by shareholders, believed to be qualified as candidates for Board membership. The Nominating and Corporate Governance Committee has the authority to retain search firms to assist it in identifying candidates to serve as directors. In addition to any other qualifications the Nominating and Corporate Governance Committee may in its discretion deem appropriate, all director candidates, at a minimum, (i) should possess the highest personal and professional ethics, integrity and values; (ii) should have substantial experience which is of particular relevance to the Company; and (iii) should have sufficient time available to devote to the affairs of the Company. In identifying candidates, the Nominating and Corporate Governance Committee will also take into account other factors it considers appropriate, which include ensuring that a majority of directors satisfy the independence requirements of NASDAQ, the SEC or other appropriate governing body and that the Board of Directors as a whole is comprised of directors who represent a mix of backgrounds and experiences that will enhance the quality of the Board of Directors’ deliberations and decisions.
The Nominating and Corporate Governance Committee considers shareholder nominees for directors in the same manner as nominees for director from other sources. Shareholder suggestions for nominees for director should be submitted to the Company’s Secretary no later than the date by which shareholder proposals for action at a shareholders’ meeting must be submitted and should include the following information: (a) the recommending shareholder’s name, address, telephone number and the number of Company common shares held by such individual or entity and (b) the recommended candidate’s biographical data, statement of qualification and written consent to nomination and to serving as a director, if elected.
The Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees; however, the Nominating and Corporate Governance Committee and the Board of Directors believe it is essential that the Board of Directors is able to draw on a wide variety of backgrounds and professional experiences among its members. The Nominating and Corporate Governance Committee desires to maintain the Board of Directors’ diversity through the consideration of factors such as gender, education, skills and relevant professional and industry experience. The Nominating and Corporate Governance Committee does not intend to nominate representational directors but instead considers each candidate’s credentials in the context of these standards and the characteristics of the Board of Directors in its entirety. Our Board of Directors has adopted a charter for the Nominating and Corporate Governance Committee that complies with current SEC and NASDAQ Global Market rules relating to corporate governance matters. The Nominating and Corporate Governance Committee charter is available on our website at http://investors.bbrg.com. Our Nominating and Corporate Governance Committee held one meeting in fiscal 2016.
Compensation Committee
The current Compensation Committee members are Messrs. Pittaway, Rosser and Valenti, with Mr. Pittaway serving as the Compensation Committee chairman. The Company believes that each of Messrs. Pittaway, Rosser and Valenti is independent under the applicable NASDAQ listing standards currently in effect with respect to compensation committee members. The primary responsibility of the Compensation Committee is to develop and oversee the implementation of our philosophy with respect to the compensation of our executive officers and directors. In that regard, the Compensation Committee:

•
has the sole authority to retain and terminate any compensation consultant used to assist us, the Board of Directors or the Compensation Committee in the evaluation of the compensation of our executive officers and directors;

•
annually reviews and determines corporate goals and objectives to serve as the basis for the compensation of our executive officers, evaluates the performance of our executive officers in light of such goals and objectives and determines the compensation level of our executive officers based on such evaluation;

•
interprets, implements, administers and reviews all aspects of remuneration to our executive officers and other key officers, including their participation in incentive-compensation plans and equity-based compensation plans;

•	reviews all employment agreements, consulting agreements, severance arrangements and change in control agreements for our executive officers;

•
develops, approves, administers and recommends to our shareholders for their approval (to the extent such approval is required by any applicable law, regulation or NASDAQ Global Market rules) all of our stock ownership, stock option and other equity-based compensation plans and all related policies and programs; and

•
makes individual determinations with respect to grants of any shares, stock options or other equity-based awards under all equity-based compensation plans, and exercises such other power and authority as may be required or permitted under such plans.

The Compensation Committee has the same authority with regard to all aspects of director compensation as it has been granted with regard to executive compensation, except that any ultimate decision regarding the compensation of any director is subject to the approval of our Board of Directors. The Compensation Committee held five meetings in fiscal year 2016.
Our Board of Directors has adopted a charter for the Compensation Committee that complies with current SEC and NASDAQ Global Market rules relating to corporate governance matters. The Compensation Committee charter is available on our website at http://investors.bbrg.com.
Item 11.   Executive Compensation.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation for our 2016 fiscal year provided to our President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (collectively, the “named executive officers”), as presented in the tables which follow this CD&A. This CD&A contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Shareholder Advisory Vote on Executive Compensation
As described below, the Company holds a “say on pay” advisory vote with respect to its executive compensation every three years.  Our last say on pay vote was held in 2014.  At the Company’s 2014 Annual Meeting of Shareholders, over 99% of the shares that voted on our say on pay proposal were voted in favor of the compensation of the Company’s named executive officers as disclosed in the Proxy Statement for the 2014 Annual Meeting of Shareholders, including the Compensation Discussion and Analysis, the 2013 Summary Compensation Table and other related tables and disclosures. Although this vote was non-binding, the Compensation Committee believes that the vote confirms its view that the Company’s compensation programs are appropriate and are consistent with sound executive compensation policy. The Compensation Committee will continue to consider the outcome of the most recent shareholder advisory vote on executive compensation as it makes future compensation decisions.
At the Company’s 2011 Annual Meeting of Shareholders, a majority of the shares that voted on the frequency of future say on pay proposals were voted in favor of holding the advisory vote on executive compensation on a tri-annual basis, as was recommended by the Board of Directors. The Board of Directors subsequently determined that it would follow the shareholders’ recommendation and hold an advisory vote on executive compensation every three years. Accordingly, there will be an advisory vote to approve the compensation of the named executive officers as part of the 2017 Annual Meeting of Shareholders. Shareholders are entitled to vote regarding the frequency of say on pay proposals at least once every six years.  Thus, at our 2017 Annual Meeting of Shareholders, our shareholders will be able to vote regarding the frequency at which the Company holds an advisory vote on executive compensation, and will be able to vote as to whether the Company holds this vote on an annual, bi-annual or tri-annual basis.
Objective of Compensation Policy
The objective of the Company’s compensation policy is to provide a total compensation package that will enable us to:

•	attract, motivate and retain outstanding individual named executive officers;

•	reward named executive officers for attaining desired levels of profit and shareholder value; and

•	align the financial interests of each named executive officer with the interests of our shareholders to encourage each named executive officer to contribute to our long-term performance and success.
Overall, our compensation program is designed to reward named executive officers based on individual and Company performance. As discussed in further detail below, a significant portion of named executive officer compensation is comprised of a combination of an annual cash bonus opportunity and equity compensation, which rewards the contribution of named executive officers for both short-term and long-term Company performance. We believe that by weighting total compensation in favor of the annual bonus opportunity and long-term equity incentive components of our total compensation program, we appropriately reward individual achievement while at the same time providing incentives to promote both short-term and long-term Company performance. We also believe that salary levels should be reflective of individual performance and therefore we factor the individual performance of named executive officers into the adjustment of their base salary levels each year.
Process for Setting Total Compensation
Generally, our overall compensation package for named executive officers is administered and determined by our Compensation Committee, which is comprised entirely of independent non-employee directors. The Compensation Committee sets annual base salaries, cash bonus opportunities, and equity-based awards for each named executive officer at levels it believes are appropriate considering each named executive officer’s annual review, the awards granted and compensation paid to the named executive officer in past years, and progress toward or attainment of previously set personal and corporate goals and objectives, including attainment of financial performance goals, and such other factors as the Compensation Committee deems appropriate and in our best interests and the best interests of our shareholders. These goals and objectives are discussed more fully below under the headings “Annual Bonus Compensation” and “Equity Compensation.”
The Compensation Committee may also, from time to time, consider recommendations from the Chief Executive Officer regarding total compensation for named executive officers other than the Chief Executive Officer. The Compensation Committee does not rely on predetermined formulas or a limited set of criteria when it evaluates the performance of the Chief Executive Officer and our other named executive officers. The Compensation Committee may accord different weight at different times to different factors when determining the compensation opportunities for each named executive officer.
In setting the compensation for the named executive officers, the Compensation Committee members draw on their collective experience in our industry and knowledge of investors’ goals. Accordingly, the Compensation Committee has not deemed it necessary to review formal compensation data or utilize a formal benchmarking process or the services of a compensation consultant to set the compensation levels of the Company’s named executive officers. Furthermore, in setting the compensation of our named executive officers, the Compensation Committee does not seek to allocate a specified portion of named executive officer compensation between cash and non-cash, or between short-term and long-term compensation. Rather, the Compensation Committee determines the elements of named executive officer compensation for any given year in a manner that it believes is designed to further the objectives of the Company's compensation policy as described above.
Elements of Compensation
Our compensation program for named executive officers consists of the following elements of compensation, each described in greater depth below:

•	Base salaries;

•	Annual cash bonuses;

•	Equity-based incentive compensation;

•	Severance and payments upon change in control; and

•	General benefits.
Base Salary
We believe that base salaries are essential to recruiting and retaining qualified employees. Base salaries also create a performance incentive in the form of potential salary increases that are given to reward performance. The initial base salary for Mr. O'Malley and Mr. O'Connor was reviewed and set pursuant to their respective employment agreements with the Company. Initial salary levels were set based on the named executive officer’s experience with previous employers and negotiations with individual named executive officers. Thereafter, the Compensation Committee may recommend to increase base salaries each year based on its subjective assessment of the Company’s and/or the individual named executive officer’s performance, and the individual named executive officer’s experience, length of service and/or changes in responsibilities. Included in this subjective determination is the Compensation Committee’s evaluation of the development and execution of strategic plans, exercise of leadership, and involvement in industry groups. The weight given such factors by the Compensation Committee may vary from one named executive officer to another.
The following table sets forth the base salaries for the named executive officers for the two most recent fiscal years.

	Annual Salary ($)
Executive Officer	2016	2015
Brian T. O'Malley	$400,000	$294,000
James J. O'Connor	265,000	247,000
Khanh Collins	200,000	150,000
The named executive officers' base salary increases for 2016 represent cost-of-living and merit-based increases, effective as of March 21, 2016. In addition Mr. O’Malley’s, Mr. O'Connor's and Ms. Collins' base salaries were increased in 2016 to reflect their new roles as the Company’s: President and Chief Executive Officer; Executive Vice President, Chief Financial Officer, Treasurer and Secretary; and Chief Operating Officer, respectively.
Annual Bonus Compensation
In line with our strategy of rewarding performance, a significant part of the Company’s executive compensation philosophy is the payment of cash bonuses to named executive officers based on an annual evaluation of individual and Company performance, considering several factors as discussed below. The Compensation Committee establishes target bonuses for each named executive officer (i.e., the amount each named executive officer may receive if certain performance goals and objectives are met) at the beginning of each fiscal year. The target bonuses are set at levels the Compensation Committee believes will provide a meaningful incentive to named executive officers to contribute to the Company’s financial performance. In the event that performance exceeds the target goals, our named executive officers may earn bonuses in excess of the target levels.

For 2016, the Company determined to pay bonuses based on the achievement of the following performance goals:  “Net Sales” (weighted at 25% of the total bonus opportunity), "Adjusted EBITDA" (weighted at 25% of the total bonus opportunity), "Comparable Guest Counts" (weighted at 25% of the total bonus opportunity) and a discretionary component (weighted at 25% of the total bonus opportunity as determined by the Compensation Committee). Comparable Guest Counts is a non-GAAP financial measure calculated by comparing the guest counts in the current period to the guest counts for the same comparable restaurant base in the previous period. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Adjusted EBITDA is a non-GAAP financial measure calculated by adding Depreciation and Amortization to Income from Operations and adjusting that amount for certain non-comparable items. In 2016, these non-comparable items were non-cash asset impairment charges, a litigation reserve charge, a write-off of unamortized loan origination fees, a valuation allowance on deferred tax assets, tax expense related to an IRS audit settlement and the tax expense from an excess tax deficiency for option exercises.
We use Adjusted EBITDA, together with financial measures prepared in accordance with generally accepted accounting principles, or GAAP, such as revenues and cash flows from operations, to assess our historical and prospective operating performance and to enhance our understanding of our core operating performance. The use of Adjusted EBITDA as a performance measure permits a comparative assessment of our operating performance relative to our performance based on our GAAP results, while isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies.
We believe that net sales and comparable guest counts are important financial measures of executive performance. These metrics, taken together, allow for a reasonably accurate measure of operating profitability and growth within our existing restaurant framework relative to past periods.
Additionally, we use each of these metrics internally to evaluate the performance of our personnel and also as a benchmark to evaluate our operating performance or compare our performance to that of our competitors. Performance thresholds for each metric are set at a level equal to the Company's results as measured by that metric from the prior fiscal year. For 2016, performance thresholds and targets were as follows:

Performance Goals	Threshold	Target
Net Sales	$434,880,000	$434,883,000
Adjusted EBITDA	$38,013,000	$38,013,000
Comparable Guest Counts	(0.8)%	(0.8)%
With respect to 2016, the Company’s net sales were $410.3 million, the Company’s Adjusted EBITDA was $23.0 million, and the Company's comparable guest counts were minus 5.1%.  Based on each financial measure's respective threshold and the Company's performance for 2016, the Compensation Committee determined that the named executive officers had not achieved the defined performance goals. With respect to the discretionary portion of the annual bonus and in recognition of the performance and achievements of the named executive officers, the Compensation Committee determined that Mr. O’Malley, Mr. O'Connor and Ms. Collins would each receive 100% of the amount allocated to the discretionary portion. These achievements related to the accomplishment of certain elements of strategic initiatives including, without limitation, the implementation of significant menu changes at each brand, the implementation of a new on-line ordering platform, meaningful improvements in guest satisfaction measures, the expansion of the Company's delivery and banquet service capabilities and the design, construction and opening of a new prototype BRIO restaurant. Thus, the Compensation Committee determined that Mr. O'Malley, Mr. O'Connor and Ms. Collins would each receive a payout of 25% of their respective targets.
Target and actual bonuses for 2016 awarded to each of the named executive officers are set forth in the table below. The actual bonus amounts are also included in the “Bonus” column of the Summary Compensation Table, below.

Name	Target Award ($)	Actual Award ($)
Brian T. O’Malley	200,000	50,000
James J. O’Connor	100,000	25,000
Khanh Collins	100,000	25,000

In February 2017, the Compensation Committee established target bonus award opportunities for the named executive officers for fiscal year 2017 as set forth in the table below.

Name	Target Award ($)
Brian T. O’Malley	200,000
James J. O’Connor	100,000
Khanh Collins	100,000
Equity Compensation
We provide equity-based compensation to our named executive officers because it provides a vital link between the long-term results achieved for our shareholders and the compensation provided to our named executive officers, thereby ensuring that such officers have a continuing stake in our long-term success.
The Company adopted the Bravo Development, Inc. Option Plan (the “2006 Plan”) in order to provide equity-based incentive compensation to employees selected by the Board of Directors for participation. Pursuant to the 2006 Plan, we had 56,691 stock options outstanding as of December 25, 2016 that were granted between 2006 and October 2010, including 6,614 options that were granted to the named executive officers. As of December 25, 2016 all the outstanding options under the 2006 Plan were fully vested and immediately exercisable.

On October 6, 2010, our Board of Directors approved and, on October 18, 2010, our shareholders approved the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan became effective on October 26, 2010 upon the completion of our initial public offering (the "IPO"). In connection with the adoption of the Stock Incentive Plan, the Board of Directors terminated the 2006 Plan and, since October 26, 2010, no further awards have been, or will be, granted under the 2006 Plan. However, the termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern outstanding awards granted under the 2006 Plan.
The purpose of the Stock Incentive Plan is to assist us and our subsidiaries in attracting and retaining valued employees, consultants and non-employee directors by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our common shares by such individuals. Our employees, consultants and members of our Board of Directors, as well as employees and consultants of our subsidiaries, are eligible to participate in the Stock Incentive Plan. The Stock Incentive Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards, collectively referred to as “awards.” Each existing award granted under the Stock Incentive Plan to our named executive officers vests annually at a rate of 25% per year over four years.
Consistent with its philosophy that our named executive officers’ interests should be aligned with those of our shareholders, on May 5, 2016, our Compensation Committee granted to each of our named executive officers a restricted stock award that vests as described above (provided that accelerated vesting is provided upon a termination of employment due to death or disability). In making the decision to grant our named executive officers equity-based awards under the Stock Incentive Plan in 2016, the Compensation Committee considered the fact that none of our named executive officers received an equity-based award under the Stock Incentive Plan for the 2015 fiscal year.  In addition, Mr. O'Malley, Mr. O'Connor and Ms. Collins received these equity based awards to reflect their new roles as the Company's: President and Chief Executive Officer; Executive Vice President, Chief Financial Officer, Treasurer and Secretary; and Chief Operating Officer, respectively. The following table sets forth the number of shares of restricted stock granted to each of the named executive officers during fiscal 2016:

Name	2016 Restricted Stock Grants (# of shares)
Brian T. O’Malley	30,000
James J. O’Connor	20,000
Khanh Collins	20,000
The restricted stock awards granted to our named executive officers in 2016 do not provide for automatic acceleration of vesting upon a change in control of the Company, however, our Board of Directors retains the right to accelerate the vesting of outstanding equity awards in connection with a change in control.

Severance Benefits
Mr. O'Malley and Mr. O’Connor each have an employment agreement with the Company that provides, among other things, certain severance benefits in the event of a termination of employment by the Company without cause or by the executive for good reason. Generally, in the event of such termination, each of Mr. O'Malley and Mr. O'Connor is entitled to two years of continued base salary following the termination. The severance benefits provided to our named executive officers under their employment agreements are described in more detail below in the section titled “—Potential Payments Upon Termination or Change in Control.” The Compensation Committee believes that Mr. O'Malley’s employment agreement, and the severance benefits provided therein, was an appropriate and necessary tool to ensure his employment with the Company and to evidence his agreement with certain restrictive covenants. The Compensation Committee also believes that the employment agreement for Mr. O’Connor and the severance benefits provided thereunder, are appropriate retention tools for such an executive. Ms. Collins is not party to an employment agreement with the Company and does not have a severance entitlement.
General Benefits
In 2016, we provided certain benefits and perquisites to named executive officers, as noted below. These benefits and perquisites were also available to all eligible Company employees. The aggregate incremental cost to the Company of the perquisites received by each of the named executive officers in 2016 was less than $10,000 and accordingly, such benefits are not included in the Summary Compensation Table below.
The following are standard benefits offered to all eligible Company employees, including named executive officers.
Complimentary Dining.    The Company provides all home office employees with complimentary dining privileges at any of our restaurants. The Company views complimentary dining privileges as a meaningful benefit to our employees, including our named executive officers, as it is important for them to experience our product in order to better perform their duties for the Company. The amount of complimentary dining provided to employees is dictated by their role with the Company.
Retirement Benefits.    The Company maintains a tax-qualified 401(k) savings plan. However, our named executive officers do not participate in our 401(k) savings plan.
Medical, Dental, Vision, Life Insurance and Disability Coverage.    Employee benefits such as medical, dental, vision, life insurance and disability coverage are available to all eligible employees, including our named executive officers.
Other Paid Time-Off Benefits.    We also provide paid time-off and other paid holidays to all employees, including the named executive officers, which our Compensation Committee has determined to be appropriate for a company of our size and in our industry. The annual paid time-off for each of Mr. O'Malley, Mr. O’Connor and Ms. Collins is four, four and two weeks, respectively.
Risk Assessment
The Compensation Committee meets periodically each fiscal year to review the Company’s compensation policies and programs, including those relating to the Company's named executive officers, to ensure that they are appropriate. During 2016, the Compensation Committee met five times. After considering the various forms of compensation paid to the Company’s employees, the Compensation Committee has concluded that the Company’s compensation policies and programs are not reasonably likely to have a material adverse effect on the Company. This conclusion is based on the following factors:

-	A significant portion of each Company employee’s compensation consists of base salary, which is not dependent upon the Company’s performance;

-
A meaningful portion of the compensation of the employees who are in the position to influence decisions of the Company is variable and performance-based; and the Compensation Committee retains discretion under our annual bonus program to adjust earned bonuses if it believes doing so is appropriate;

-	The Compensation Committee sets an appropriate mix between short-term and long-term compensation to ensure that employees focus on both short-term and long-term results; and

-
The Company’s executive officers own a meaningful portion of the Company, which reduces the incentive for the Company’s executive officers to engage in risky behavior designed to achieve short-term results at the expense of the Company’s long-term success.

Tax and Accounting Considerations
The Company considers tax and accounting implications in determining all elements of its compensation programs. U.S. federal income tax (specifically, Section 162(m) of the Internal Revenue Code) generally limits the tax deductibility of compensation we pay to our Chief Executive Officer and certain other highly compensated executive officers to $1.0 million for the year the compensation becomes taxable to such executive officers. There is an exception to such limit on deductibility for performance-based compensation that meets certain requirements. Although deductibility of compensation is generally preferred, tax deductibility is not a primary objective of our compensation programs. Rather, we seek to maintain flexibility in how we compensate our executive officers so as to meet a broader set of corporate and strategic goals and the needs of shareholders, and as such, we may be limited in our ability to deduct amounts of compensation from time to time (as not all of our compensation may meet the exception to Section 162(m)). Accounting rules generally require us to expense the cost of our stock option and other equity-based grants over the required service period of the awards. Because of such expensing and the impact of dilution on our shareholders, we pay close attention to, among other factors, the type of equity awards we grant and the number and value of the shares underlying such awards.
COMPENSATION COMMITTEE REPORT
The information contained in this report shall not be deemed to be “soliciting material” or “filed” or “incorporated by reference” in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
The Compensation Committee of the Company has reviewed and discussed the above Compensation Discussion and Analysis with Company management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE

David B. Pittaway, Chairman
Harold O. Rosser II
Fortunato N. Valenti
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total Compensation ($)
Brian T. O’Malley,	2016	392,308	50,000	210,900	—	—	653,208
President and Chief	2015	289,315	35,000	—	—	—	324,315
Executive Officer	2014	240,231	30,000	132,525	—	—	402,756

James J. O’Connor,	2016	253,789	25,000	140,600	—	—	419,389
EVP, Chief Financial Officer,	2015	241,598	40,000	—	—	—	281,598
Treasurer and Secretary	2014	239,293	45,000	132,525	—	—	416,818

Khanh Collins	2016	200,000	25,000	140,600	—	—	365,600
Chief Operating Officer	2015	145,116	31,821	—	—	—	176,937
	2014	139,423	38,750	55,800	—	—	233,973

(1)	Represents the discretionary bonuses awarded to our named executive officers for the relevant fiscal year.

(2)
Reflects the aggregate grant date fair value of restricted stock awards granted in 2014 or 2016, as applicable, based on the fair value of our common shares, on the day prior to the grant date, in accordance with FASB ASC Topic 718, excluding the effects of estimated forfeitures. Assumptions used in the calculation of this amount are included in the footnote titled “Stock Based Compensation” to the Company’s audited financial statements for the year ended December 25, 2016 included in this annual report.

(3)
Complimentary dining provided to our named executive officers is not required to be disclosed in this table because the amount of such benefits is less than the applicable disclosure threshold (i.e., $10,000). See “—General Benefits.”

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Brian T. O’Malley	—	—	200,000	—	—	—
	5/5/2016	—	—	—	30,000	210,900
James J. O’Connor	—	—	100,000	—	—	—
	5/5/2016	—	—	—	20,000	140,600
Khanh Collins	—	—	100,000	—	—	—
	5/5/2016	—	—	—	20,000	140,600

(1)
Represents the target performance-based bonus opportunities of each named executive officer for 2016, as described in the CD&A above. For 2016, the Compensation Committee found that none of the defined performance goals had been achieved but, in its sole discretion, determined that the named executive officers would each receive a payout of 25% of their respective targets. See “—Annual Bonus Compensation.”

(2)
Represents restricted stock awards granted to the named executive officers in 2016 under the Stock Incentive Plan. The shares of restricted stock reported in this column generally vest 25% on each of the first four anniversaries of the grant date, subject to continued employment.

(3)
Represents the grant date fair value of the restricted stock awards granted to the named executive officers in 2016 under the Stock Incentive Plan, based on the average of the high and low price of our common shares on the business day prior to the grant date (i.e., $7.03 per share).

Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (1) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(2)	Market Value of Shares or Units of Stock that have not Vested (3)	Restricted Stock Grant Date
Brian T. O’Malley	3,307	1.45	9/9/2019	2,136	8,544	2/28/2013
				4,274	17,096	2/27/2014
				30,000	120,000	5/5/2016

James J. O’Connor	3,307	1.45	9/9/2019	2,136	8,544	2/28/2013
				4,274	17,096	2/27/2014
				20,000	80,000	5/5/2016

Khanh Collins				675	2,700	2/28/2013
				1,800	7,200	2/27/2014
				20,000	80,000	5/5/2016

(1)	All option awards reported in this column were granted under the 2006 Plan and are fully vested and exercisable as of December 25, 2016, as described in the CD&A above. See “—Equity Compensation.”

(2)
The shares of restricted stock reported in this column that were granted on February 28, 2013 fully vested on February 28, 2017. The shares of restricted stock reported in this column that were granted on February 27, 2014 will vest (or have vested) in two equal installments on each of February 27, 2017 and February 27, 2018, subject to continued employment on the applicable vesting date. The shares of restricted stock reported in this column that were granted on May 5, 2016 will vest in four equal installments on each of May 5, 2017, May 5, 2018, May 5, 2019 and May 5, 2020, subject to continued employment on the applicable vesting date. Each of the foregoing shares of restricted stock is subject to accelerated vesting under certain circumstances, as described below in the section titled “—Potential Payments upon Termination or Change in Control.”

(3)
The market value of the shares of restricted stock is based on the closing sales price of the Company’s common shares on the NASDAQ Stock Market as of the last business day of its fiscal year ended December 25, 2016, which was $4.00 per share.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Brian O'Malley (2)	90,430	212,140	6,651	49,417
James J. O’Connor (3)	72,344	187,403	6,651	49,417
Khanh Collins	—	—	1,575	11,702

(1)
The shares of restricted stock that vested in 2016 vested on February 27, 2016 (with respect to such shares that were granted on February 27, 2014) and February 28, 2016 (with respect to such shares that were granted on February 28, 2013). The average of the high and low price of our common shares on the NASDAQ Stock Market on the business day prior to the vesting date was $7.43 per share for the vesting date of February 27, 2016 and $7.43 per share for the vesting date of February 28, 2016. This column represents the product of the number of shares vesting on the applicable vesting date multiplied by the average of the high and low price of our common shares on the business day prior to the applicable vesting date.

(2)
Mr. O'Malley exercised 90,430 options in December 2016 pursuant to a Rule 10b5-1 trading plan at an average market price of $3.80 per share and a strike price of $1.45 per share. Mr. O'Malley sold 64,100 shares upon exercise to pay the exercise price and applicable tax withholding associated with the exercise.

(3)
Mr. O'Connor exercised 72,344 options in December 2016 pursuant to a Rule 10b5-1 trading plan at an average market price of $4.04 per share and a strike price of $1.45 per share. Mr. O'Connor sold 47,057 shares upon exercise to pay the exercise price and applicable tax withholding associated with the exercise.

Potential Payments upon Termination or Change in Control
Each of Mr. O'Malley and Mr. O'Connor has an employment agreement with the Company that would entitle him to severance payments upon certain terminations of employment, as described in more detail below. Additionally, the restricted stock awards granted to the named executive officers in 2014 and 2016 provide for full vesting upon a termination of employment due to death or disability. Based on our closing stock price per share on the last day of the 2016 fiscal year, $4.00, if each of Mr. O'Malley’s, Mr. O'Connor's and Ms. Collins' employment was terminated on such date, such executive officers would receive the following value in accelerated restricted stock benefits: (i) Mr. O’Malley—$145,640; (ii) Mr. O’Connor—$105,640; and (iii) Ms. Collins—$89,900. Upon a change in control (as defined in the Stock Incentive Plan) our Board of Directors may take one or more actions set forth in the Stock Incentive Plan with respect to outstanding awards, including those held by our named executive officers, and such actions include providing for full vesting of such awards.
The Company entered into an employment agreement with Mr. O’Malley on August 1, 2013. Mr. O’Malley’s employment agreement entitles him to a base salary of $218,000 per annum (which has been subsequently increased to 400,000, effective December 28, 2015) and participation in the Company's benefit plans, including a cash bonus and equity plan. Mr. O’Malley’s employment agreement further provides him with two years of continued base salary in the event that his employment is terminated by the Company without cause or by him for good reason. For purposes of Mr. O’Malley’s employment agreement, “cause” generally means Mr. O’Malley’s fraud or material dishonesty in connection with his duties to the Company, his failure to substantially perform the duties of his position which, if curable, is not cured within 10 business days after written notice, his conviction of a felony or plea of guilty or no contest to a charge or commission of a felony, or his commission of any act or violation of law that could reasonably be expected to bring the Company into material disrepute or adversely affect his ability to perform his duties for the Company. For purposes of Mr. O’Malley’s employment agreement, “good reason” generally means, without the consent of Mr. O’Malley, a material diminution in Mr. O’Malley’s base salary, a material diminution in Mr. O’Malley’s authority, duties, or responsibilities, a change in Mr. O'Malley's principal office to a location more than 100 miles from Columbus, Ohio, or any other action or inaction that constitutes a material breach by the Company of the employment agreement.
Mr. O’Malley’s right to severance is conditioned upon his refraining from competing with the Company for the two years following his termination of employment and upon his compliance with confidentiality, non-solicitation (for two years post-termination) and non-disparagement obligations under his employment agreement. Mr. O'Malley's right to severance is also conditioned upon his execution and non-revocation of a general release of claims.
Assuming Mr. O’Malley’s employment was terminated by the Company without cause or by Mr. O’Malley for good reason on December 25, 2016, and further assuming that Mr. O'Malley complies with the restrictive covenants and release requirement described above, he would receive a total of $800,000 in continued base salary severance under his employment agreement.
The Company entered into an employment agreement with Mr. O’Connor on October 26, 2010 in connection with the consummation of the IPO. Mr. O’Connor’s employment agreement entitles him to a base salary of $206,000 per annum (which has been subsequently increased to 265,000, effective December 28, 2015) and participation in the Company's benefit plans, including a cash bonus and equity plan. Mr. O’Connor’s employment agreement further provides him with two years of continued base salary in the event that his employment is terminated by the Company without cause or by him for good reason. For purposes of Mr. O’Connor’s employment agreement, “cause” generally means Mr. O’Connor’s fraud or material dishonesty in connection with his duties to the Company, his failure to substantially perform the duties of his position, which, if curable, is not cured within 10 business days after written notice, his conviction of a felony or plea of guilty or no contest to a charge or commission of a felony, or his commission of any act or violation of law that could reasonably be expected to bring the Company into material disrepute or adversely affect his ability to perform his duties for the Company. For purposes of Mr. O’Connor’s employment agreement, “good reason” generally means, without the consent of Mr. O’Connor, a material diminution in Mr. O’Connor’s base salary, a material diminution in Mr. O’Connor’s responsibilities, a material change in the geographic location at which Mr. O’Connor must perform the services, or any other action or inaction that constitutes a material breach by the Company of his employment agreement.
Mr. O’Connor’s right to severance is conditioned upon his refraining from competing with the Company for the two years following his termination of employment and upon his compliance with confidentiality, nonsolicitation (for two years post-termination) and non-disparagement obligations under his employment agreement. Mr. O'Connor's right to severance is also conditioned upon his execution and non-revocation of a general release of claims.
Assuming Mr. O’Connor’s employment was terminated by the Company without cause or by Mr. O’Connor for good reason on December 25, 2016, and further assuming that Mr. O'Connor complies with the restrictive covenants and release requirement described above, he would receive a total of $530,000 in continued base salary severance under his employment agreement.
Director Compensation
Each non-employee director is paid a base annual retainer of $20,000. Independent directors also receive an annual retainer of $5,000 for each committee on which they sit, with the exception of the chair of the Audit Committee who receives an additional annual retainer of $20,000.
The Company reimburses all directors for their expenses involved in attending Board of Directors and committee meetings. The Company provides non-employee directors with complimentary dining privileges at any of its restaurants. The Company views complimentary dining privileges as a meaningful benefit to its non-employee directors as it is important for non-employee directors to experience its product in order to better perform their duties for the Company.

Director compensation for the year ended December 25, 2016 for our non-employee directors is set forth in the following table.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Thomas J. Baldwin	30,000	28,120	—	58,120
Alton F. Doody III (3)	—	—	—	—
James S. Gulmi	40,000	28,120	—	68,120
David B. Pittaway	30,000	28,120	—	58,120
Harold O. Rosser II	30,000	28,120	—	58,120
Fortunato N. Valenti	30,000	28,120	—	58,120

(1)
Brian O'Malley, the Company’s President and Chief Executive Officer, is not included in this table, as he is an employee of the Company and thus receives no compensation for his services as a director. The compensation received by Mr. O'Malley for fiscal year 2015 as an employee of the Company is shown above in the Summary Compensation Table.

(2)
Reflects the aggregate grant date fair value of restricted stock awards granted in 2016 based on the fair value of the restricted stock on the day prior to the grant date in accordance with FASB ASC Topic 718, excluding the effects of estimated forfeitures. Assumptions used in the calculation of this amount are included in the footnote titled “Stock Based Compensation” to the Company’s audited financial statements for the year ended December 25, 2016 included in this annual report. Each of Messrs. Baldwin, Gulmi, Pittaway, Rosser and Valenti received 2,700 shares of restricted stock in 2016 at a grant price of $7.03 per share, all of which remained unvested at year end. As of December 25, 2016, each of our directors listed above (other than Mr. Doody) held 6,025 shares of unvested stock awards.

(3)	Complimentary dining provided to our directors is not required to be disclosed in this table because the amount of such benefits is less than the applicable disclosure threshold (i.e., $10,000).

(4)
In 2016, Mr. Doody earned $221,000 in salary and $28,120 in aggregate grant date fair value of restricted stock awards for his role as a non-executive employee of the Company. Mr. Doody did not receive any compensation for his service on the Board of Directors, including his role as Chairman of the Board of Directors.

Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee currently is or has been at any time one of our officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth certain information, as of February 15, 2017, with respect to the beneficial ownership of the Company’s common shares by:

•	all persons known to be the beneficial owners of more than 5% of the Company’s outstanding common shares;

•	each of the Company’s directors and director nominees;

•	each of the Company's named executive officers; and

•	all of the Company executive officers, directors and director nominees as a group.
In computing the number of common shares beneficially owned by a named person or group and the percentage ownership of that person or group, we deemed to be outstanding the number of common shares, if any, as to which the named person or group has the right to acquire beneficial ownership within 60 days of February 15, 2017. Shares that a person has the right to acquire are deemed to be outstanding for the purpose of computing the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Owned (1)
Name and Address of Beneficial Owner (2)	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Outstanding
TAC Capital LLC (3)	2,200,459	14.6%
Heartland Advisors, Inc. (4)	964,975	6.4%
BlackRock, Inc. (5)	817,330	5.4%
Named Executive Officers and Directors:
Alton F. Doody III (6)	676,515	4.5%
Brian T. O’Malley (7)	112,274	*
James J. O’Connor (8)	99,847	*
James S. Gulmi (9)	29,875	*
Harold O. Rosser II (10)	16,375	*
David B. Pittaway (11)	12,375	*
Thomas J. Baldwin (12)	8,375	*
Fortunato N. Valenti (13)	6,375	*
Khanh Collins (14)	2,359	*
Executive Officers and Directors as a group (9 persons)(15)	964,370	6.4%

*	Less than 1%

(1)
Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options. All outstanding options granted under the 2006 Plan are immediately exercisable.

(2)
Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all common shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address for each person or entity named above is c/o Bravo Brio Restaurant Group, Inc., 777 Goodale Boulevard, Suite 100, Columbus, Ohio 43212.

(3)
TAC Capital LLC, TAC Financial Corporation, The Adam Corporation/Group and Donald A. Adam have shared power to vote or direct the vote of 2,200,459 shares and shared power to dispose of or direct the disposition of all 2,200,459 shares. The foregoing information is based solely on a Schedule 13D filed by TAC Capital LLC with the SEC on January 19, 2017. The address for TAC Capital LLC is One Momentum Blvd., Suite 1000, College Station, TX 77845.

(4)
Heartland Advisors, Inc. and William J. Nasgovitz have shared power to vote or direct the vote of 935,475 and shared power to dispose of or direct the disposition of all 964,975 shares. The foregoing information is based solely on a Schedule 13G/A filed by Heartland Advisors, Inc. with the SEC on February 2, 2017. The primary address for Heartland Advisors, Inc. is 789 North Water Street, Milwaukee,WI 53202.

(5)
BlackRock, Inc. has sole power to vote or direct the vote of 740,032 shares and sole power to dispose of or direct the disposition of all 817,330 shares. The foregoing information is based solely on a Schedule 13G/A filed by BlackRock Inc. with the SEC on January 19, 2017. The address for BlackRock Inc. is 40 East 52nd Street, New York, NY 10022.

(6)	Mr. Doody is a director. Does not include 4,000 shares of unvested restricted stock granted to Mr. Doody in 2016.

(7)
Mr. O'Malley is a director and named executive officer. Includes 3,307 common shares that Mr. O'Malley has the right to acquire within 60 days of February 15, 2017. Does not include 2,136 shares of unvested restricted stock granted to Mr. O'Malley in 2013, 4,274 shares of unvested restricted stock granted to Mr. O'Malley in 2014 or 30,000 shares of unvested restricted stock granted to Mr. O'Malley in 2016.

(8)
Mr. O’Connor is a named executive officer. Includes 3,307 common shares that Mr. O’Connor has the right to acquire within 60 days of February 15, 2017. Does not include 2,136 shares of unvested restricted stock granted to Mr. O’Connor in 2013, 4,274 shares of unvested restricted stock granted to Mr. O'Connor in 2014 or 20,000 shares of unvested restricted stock granted to Mr. O’Connor in 2016.

(9)
Mr. Gulmi is a director. Does not include 675 shares of unvested restricted stock granted to Mr. Gulmi in 2013, 1,350 shares of unvested restricted stock granted to Mr. Gulmi in 2014 or 4,000 shares of unvested restricted stock granted to Mr. Gulmi in 2016.

(10)
Mr. Rosser is a director. Does not include 675 shares of unvested restricted stock granted to Mr. Rosser in 2013, 1,350 shares of unvested restricted stock granted to Mr. Rosser in 2014 or 4,000 shares of unvested restricted stock granted to Mr. Rosser in 2016.

(11)
Mr. Pittaway is a director. Does not include 675 shares of unvested restricted stock granted to Mr. Pittaway in 2013, 1,350 shares of unvested restricted stock granted to Mr. Pittaway in 2014 or 4,000 shares of unvested restricted stock granted to Mr. Pittaway in 2016.

(12)
Mr. Baldwin is a director. Does not include 675 shares of unvested restricted stock granted to Mr. Baldwin in 2013, 1,350 shares of unvested restricted stock granted to Mr. Baldwin in 2014 or 4,000 shares of unvested restricted stock granted to Mr. Baldwin in 2016.

(13)
Mr. Valenti is a director. Does not include 675 shares of unvested restricted stock granted to Mr. Valenti in 2013, 1,350 shares of unvested restricted stock granted to Mr. Valenti in 2014 or 4,000 shares of unvested restricted stock granted to Mr. Valenti in 2016.

(14)
Ms. Collins is a named executive officer. Does not include 675 shares of unvested restricted stock granted to Ms. Collins in 2013, 1,800 shares of unvested restricted stock granted to Ms. Collins in 2014 or 20,000 shares of unvested restricted stock granted to Ms. Collins in 2016.

(15)	See notes 6-14. Includes 6,614 common shares that can be acquired within 60 days of February 15, 2017.

Equity Compensation Plan Information
Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued upon exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 25, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders:
Bravo Development, Inc. Option Plan	56,691	1.45	—
Bravo Brio Restaurant Group, Inc. Stock Incentive Plan	—	—	1,099,806
Equity Compensation plans not approved by security holders:
None
Total	56,691	1.45	1,099,806
Item 13.   Certain Relationships and Related Transactions, and Director Independence.
Procedures for Approval of Related Person Transactions
We do not have a formal written policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K. The Audit Committee of our Board of Directors is responsible for review, approval and ratification of “related person transactions” between us and any related person. Under SEC rules, a related person is an officer, director, nominee for director or beneficial holder of more than 5.0% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. Any member of the Audit Committee who is a related person with respect to a transaction under review will not be able to participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.
Other than the arrangements described under “Compensation Discussion and Analysis,” since December 28, 2015, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.
Director Independence
Our Board of Directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. We believe that Messrs. Pittaway, Rosser, Gulmi, Baldwin and Valenti currently meet these independence standards.

Item 14.   Principal Accounting Fees and Services.
The following table sets forth aggregate fees billed to the Company for fiscal 2016 and fiscal 2015 by its independent registered public accounting firm, Deloitte & Touche LLP:

	Fiscal 2016	Fiscal 2015
Audit Fees (1)	$500,000	$500,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements, review of the interim consolidated financial statements included in quarterly reports, the audit of our internal control over financial reporting and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements.

During the last two fiscal years, the Company was not billed for any tax compliance, advice or planning services or for any other services by its independent registered public accounting firm, Deloitte & Touche LLP.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with such pre-approval. Notwithstanding the foregoing, pre-approval of the Audit Committee is required for any service provided by Deloitte & Touche LLP with a quoted fee of more than $50,000. For any services less than $50,000, only the approval of the Audit Committee Chair is required. For 2016, the Audit Committee approved 100% of the audit fees incurred by the Company.
Part IV
Item 15.   Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this annual report:

1.	Financial Statements: See Index to Consolidated Financial Statements appearing on page 63 of this annual report.

2.	Financial Statement Schedules: None.

3.	Exhibits: See Exhibit Index appearing on page 80 of this annual report.
Item 16.   Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Bravo Brio Restaurant Group, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Bravo Brio Restaurant Group, Inc. and subsidiaries (the "Company") as of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations, shareholders' equity (deficiency in assets), and cash flows for each of the three years in the period ended December 25, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bravo Brio Restaurant Group, Inc. and subsidiaries as of December 25, 2016 and December 27, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 25, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  Deloitte & Touche LLP

Columbus, Ohio
March 6, 2017

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 25, 2016 AND DECEMBER 27, 2015
(Dollars in thousands)

	December 25, 2016	December 27, 2015
Assets
Current assets
Cash and cash equivalents	$444	$447
Accounts receivable	9,587	9,617
Tenant improvement allowance receivable	799	286
Inventories	3,114	3,163
Prepaid expenses and other current assets	3,339	1,859
Total current assets	17,283	15,372
Property and equipment, net	145,120	170,463
Deferred income taxes, net	—	58,054
Other assets, net	4,359	4,171
Total assets	$166,762	$248,060

Liabilities and Shareholders’ (Deficiency in Assets) Equity
Current liabilities
Trade and construction payables	$15,514	$16,283
Accrued expenses	27,351	28,869
Current portion of long-term debt	4,000	—
Deferred lease incentives	7,334	7,230
Deferred gift card revenue	18,618	14,728
Total current liabilities	72,817	67,110
Deferred lease incentives	54,459	59,553
Long-term debt	37,500	43,300
Other long-term liabilities	23,516	23,273

Commitments and contingencies (Note 13)

Shareholders’ (deficiency in assets) equity
Common shares, no par value per share— authorized 100,000,000 shares; 21,069,454 shares issued at December 25, 2016; and 20,293,296 shares issued at December 27, 2015	202,561	200,739
Preferred shares, no par value per share— authorized 5,000,000; and 0 shares issued and outstanding at December 25, 2016 and December 27, 2015	—	—
Treasury shares, 5,977,860 shares at December 25, 2016 and 5,534,308 shares at December 27, 2015	(81,019)	(77,558)
Retained deficit	(143,072)	(68,357)
Total shareholders’ (deficiency in assets) equity	(21,530)	54,824
Total liabilities and shareholders’ (deficiency in assets) equity	$166,762	$248,060
See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED DECEMBER 25, 2016, DECEMBER 27, 2015 AND
DECEMBER 28, 2014
(Dollars and shares in thousands, except per share data)

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Revenues	$410,254	$423,994	$408,309
Costs and expenses
Cost of sales	106,910	106,942	107,078
Labor	151,797	151,893	144,848
Operating	67,334	69,568	65,851
Occupancy	32,059	32,226	29,013
General and administrative expenses	28,562	24,520	22,575
Restaurant pre-opening costs	1,038	3,009	3,204
Asset impairment charges	15,409	10,201	—
Depreciation and amortization	22,324	22,435	20,288
Total costs and expenses	425,433	420,794	392,857
(Loss) income from operations	(15,179)	3,200	15,452
Interest expense, net	1,703	1,484	1,347
(Loss) income before income taxes	(16,882)	1,716	14,105
Income tax expense (benefit)	57,833	(2,864)	2,283
Net (loss) income	$(74,715)	$4,580	$11,822

Net (loss) income per share — basic	$(5.09)	$0.30	$0.63
Net (loss) income per share — diluted	$(5.09)	$0.29	$0.60

Weighted average shares outstanding — basic	14,680	15,143	18,863
Weighted average shares outstanding — diluted	14,680	15,865	19,701
See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
FOR THE FISCAL YEARS ENDED DECEMBER 25, 2016, DECEMBER 27, 2015 AND
DECEMBER 28, 2014
(Dollars in thousands)

	Common Shares			Treasury Shares
	Shares	Amount	Retained Deficit	Shares	Amount	Shareholders’ Equity (Deficiency in Assets)
Balance — December 29, 2013	19,991,927	$197,913	$(84,759)	(633,273)	$(9,378)	$103,776

Net income	—	—	11,822	—	—	11,822
Share-based compensation costs	—	2,451	—	—	—	2,451
Purchase of treasury shares	—	—	—	(4,450,008)	(63,619)	(63,619)
Proceeds from the exercise of stock options	74,759	109	—	—	—	109
Issuance of shares of restricted stock	152,647	—	—	—	—	—
Shares withheld for employee taxes	(42,159)	(597)	—	—	—	(597)
Excess tax benefit from share based payments	—	(158)	—	—	—	(158)
Balance — December 28, 2014	20,177,174	$199,718	$(72,937)	(5,083,281)	$(72,997)	$53,784

Net income	—	—	4,580	—	—	4,580
Share-based compensation costs	—	1,498	—	—	—	1,498
Purchase of treasury shares	—	—	—	(451,027)	(4,561)	(4,561)
Proceeds from the exercise of stock options	49,927	73	—	—	—	73
Issuance of shares of restricted stock	97,702	—	—	—	—	—
Shares withheld for employee taxes	(31,507)	(417)	—	—	—	(417)
Excess tax deficiency from share based payments	—	(133)	—	—	—	(133)
Balance — December 27, 2015	20,293,296	$200,739	$(68,357)	(5,534,308)	$(77,558)	$54,824

Net loss	—	—	(74,715)	—	—	(74,715)
Share-based compensation costs	—	1,143	—	—	—	1,143
Purchase of treasury shares	—	—	—	(443,552)	(3,461)	(3,461)
Proceeds from the exercise of stock options	734,040	1,064	—	—	—	1,064
Issuance of shares of restricted stock	81,502	—	—	—	—	—
Shares withheld for employee taxes	(39,384)	(239)	—	—	—	(239)
Excess tax deficiency from share based payments	—	(146)	—	—	—	(146)
Balance — December 25, 2016	21,069,454	$202,561	$(143,072)	(5,977,860)	$(81,019)	$(21,530)

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 25, 2016, DECEMBER 27, 2015 AND
DECEMBER 28, 2014
(Dollars in thousands)

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Cash flow provided by operating activities:
Net (loss) income	$(74,715)	$4,580	$11,822
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (excluding deferred lease incentives)	22,419	22,520	20,607
Loss on disposals of property and equipment	1,090	844	658
Write-off of unamortized loan origination fees	89	—	377
Impairment of assets	15,409	10,201	—
Amortization of deferred lease incentives	(7,844)	(7,994)	(8,446)
Stock compensation costs	1,143	1,498	2,451
Deferred income taxes	58,543	(3,723)	1,675
Changes in certain assets and liabilities:
Accounts and tenant improvement receivables	(483)	(1,211)	875
Inventories	49	(31)	(191)
Prepaid expenses and other current assets	(695)	320	3,255
Trade and construction payables	504	2,611	3,669
Deferred lease incentives	2,854	7,608	8,055
Deferred gift card revenue	3,890	1,945	(93)
Other accrued liabilities	(1,664)	2,761	2,151
Other — net	(239)	301	43
Net cash provided by operating activities	20,350	42,230	46,908
Cash flow used in investing activities:
Purchase of property and equipment	(15,512)	(24,605)	(29,914)
Net cash used in investing activities	(15,512)	(24,605)	(29,914)
Cash flow used in financing activities:
Proceeds from long-term debt	623,900	705,100	169,800
Payments on long-term debt	(625,700)	(717,800)	(129,493)
Proceeds from the exercise of stock options	1,064	73	109
Excess tax benefit from share based payments	—	—	16
Shares withheld for employee taxes	(239)	(417)	(597)
Repurchase of treasury shares	(3,461)	(4,561)	(63,619)
Loan origination fees related to new credit facility	(405)	—	(423)
Net cash used in financing activities	(4,841)	(17,605)	(24,207)
Net increase/(decrease) in cash equivalents:	(3)	20	(7,213)
Cash and equivalents — beginning of year	447	427	7,640
Cash and equivalents — end of year	$444	$447	$427

Supplemental disclosures of cash flow information:
Interest paid	$1,368	$1,308	$574
Income taxes paid, net	$548	$703	$1,351
Property additions financed by trade and construction payables	$617	$1,890	$1,456
See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business — As of December 25, 2016, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 117 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 117 restaurants the Company operates, there are 51 Bravo! Cucina Italiana® restaurants, 65 Brio Tuscan Grille™ restaurants, and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of the restaurants it operates with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee. Additionally, one BRIO restaurant operates under a franchise agreement for which the Company receives a royalty fee.
Fiscal Year End — The Company utilizes a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014 are 52 week years.
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
Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Equipment consists primarily of restaurant equipment, furniture, fixtures and small wares. Depreciation and amortization is calculated using the straight-line method over the shorter of the lease term, including option periods which are reasonably assured of renewal, or the estimated useful life of the asset. The Company incurred depreciation expense of $22.3 million, $22.4 million and $20.3 million for the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. Depreciation and amortization periods are as follows:

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
Impairment of Long-Lived Assets —The Company reviews long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. The Company regularly reviews any restaurants generating negative cash flow for the previous four quarters to determine if impairment testing is warranted.  As part of the review, the Company also takes into account that its business is sensitive to seasonal fluctuations, such as the holiday season at the end of the fourth quarter, as it significantly impacts our short and long term projections for each location. Other factors considered that may impact expectations of future performance include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, and overall restaurant operating performance. Based on this analysis, the Company determines whether an indicator of impairment exists.
If an impairment indicator is identified, the Company prepares future undiscounted cash flow projections, which take into consideration qualitative factors and future operating plans. The Company forecasts future cash flows by considering recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. The Company compares the undiscounted cash flow forecast to the assets carrying value at the restaurant. If the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds fair value. Fair value is estimated using a discounted cash flow approach. The impairment assessment process requires a significant degree of management’s judgment. At any given time, the Company may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve.
As a result of the above mentioned review process, the Company recognized an impairment charge of $15.4 million related to nine restaurants in fiscal 2016. The Company recognized an impairment charge of $10.2 million related to six restaurants in fiscal 2015 and did not recognize an impairment charge in fiscal 2014. The Company’s impairment charges have been incurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations with lower than normal retail co-tenancy.
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
Estimated Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, receivables, trade and construction payables, and accrued liabilities at December 25, 2016 and December 27, 2015, approximate their fair value due to the short-term maturities of these financial instruments. The carrying amount of long-term debt under the revolving credit facility approximates the fair values at December 25, 2016 and December 27, 2015 due to short term maturities of the underlying LIBOR agreements. This represents a Level 2 fair value measurement.
Revenue Recognition — Revenue from restaurant operations is recognized upon payment by the customer at the time of sale. Revenues are reflected net of sales tax and certain discounts and allowances.
The Company records a liability upon the sale of gift cards and recognizes revenue upon redemption by the customer. Revenue is recognized on unredeemed gift cards (breakage) based upon historical redemption patterns when the Company determines the likelihood of redemption of the gift card by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction. Breakage is reported within revenues in the consolidated statements of operations. For the fiscal years ended 2016, 2015 and 2014, the Company recorded gift card breakage of an immaterial amount.

Certain of our promotional programs have included multiple element arrangements that incorporate both delivered and undelivered components.  We allocate revenues using the relative selling price of each deliverable and recognize it upon delivery of each component.
Advertising — The Company expenses the cost of advertising (including production costs) the first time the advertising takes place. Advertising expense was $9.1 million, $4.6 million, and $4.1 million for the fiscal years ended 2016, 2015 and 2014, respectively.
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
Recently Issued Accounting Pronouncements — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. As of December 25, 2016, the Company has not adopted this ASU. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. As of December 25, 2016, the Company has not adopted this ASU. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements. The Company expects that the adoption of this ASU will result in a material increase in the assets and liabilities on its consolidated balance sheets and will likely have an insignificant impact on its consolidated statements of operations.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This ASU requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. This ASU simplifies the current standard, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. This ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities and the Company elected to apply this ASU during the thirteen weeks ended March 27, 2016 on a retrospective basis. Accordingly, the Company classified all deferred income taxes as noncurrent as of December 25, 2016 and reclassified $3.6 million of current deferred income taxes to noncurrent deferred income taxes as of December 27, 2015.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements as well as the expected adoption method.

2.   NET (LOSS) INCOME PER SHARE
Basic earnings per common share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed similarly, but includes the effect of the assumed exercise of dilutive stock options, if any, and vesting of restricted stock under the treasury stock method.
The computations of basic and diluted EPS for 2016, 2015 and 2014 are as follows:
(in thousands, except per share data)

	Fiscal Years
	2016	2015	2014
Net (loss) income attributed to common shareholders	$(74,715)	$4,580	$11,822
Weighted average common shares outstanding	14,680	15,143	18,863
Effect of dilutive securities:
Stock options	—	716	794
Restricted stock	—	6	44
Weighted average common and potentially issuable common shares outstanding — diluted	14,680	15,865	19,701
Basic net (loss) income per common share	$(5.09)	$0.30	$0.63
Diluted net (loss) income per common share	$(5.09)	$0.29	$0.60
Shares of common stock equivalents of 377,261 were excluded from the diluted calculation for the year ended December 25, 2016 due to a net loss during the period. For the year ended December 27, 2015, 125,000 shares of common stock equivalents were excluded from the diluted calculation due to their anti-dilutive effect. All outstanding shares of common stock equivalents were included in the diluted calculation for the year ended December 28, 2014.
3.   PROPERTY AND EQUIPMENT
The major classes of property and equipment at December 25, 2016 and December 27, 2015 are summarized as follows (in thousands):

	2016	2015
Land and buildings	$5,894	$7,637
Leasehold improvements	191,858	201,694
Equipment and fixtures	104,318	111,625
Construction in progress	1,480	6,391
Deposits on equipment orders	—	291
Total	303,550	327,638
Less accumulated depreciation and amortization	(158,430)	(157,175)
Property and equipment, net	$145,120	$170,463
4.   OTHER ASSETS
The major classes of other assets at December 25, 2016 and December 27, 2015 are summarized as follows (in thousands):

	2016	2015
Loan origination fees	$679	$423
Liquor licenses	3,261	3,301
Trademarks	478	478
Deposits	338	345
Other assets — at cost	4,756	4,547
Less accumulated amortization	(397)	(376)
Other assets — net	$4,359	$4,171
5.   LONG-TERM DEBT
Long-term debt at December 25, 2016 and December 27, 2015 consisted of the following (in thousands):

	2016	2015
Term loan	$34,000	$—
Revolving credit facility	7,500	43,300
Total	41,500	43,300
Less current maturities	4,000	—
Long-term debt	$37,500	$43,300
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
Borrowings under the senior credit facilities bear interest at (i) the Base Rate (as such term is defined in the Amendment) plus the applicable margin of 1.50% to 2.00% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.50% to 3.00%. In addition to making fixed quarterly principal payments under the Company’s senior credit facilities, the Company is required to pay an unused facility fee to the lenders equal to 0.30% to 0.50% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 31, 2016, payable quarterly in arrears. Borrowings under the Company’s senior credit facilities are collateralized by a first priority interest in substantially all tangible and intangible personal property of the Company and its subsidiaries. The weighted average interest rate on Company borrowings at December 25, 2016 was 2.81% as compared to 2.30% at December 27, 2015.
The 2014 Credit Agreement provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of December 25, 2016, the maximum exposure under these standby letters of credit was $2.9 million.
Future maturities of debt as of December 25, 2016 were as follows (in thousands):

2017	$4,000
2018	4,000
2019	33,500
Total	$41,500
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
6.   ACCRUED EXPENSES
The major classes of accrued expenses at December 25, 2016 and December 27, 2015 are summarized as follows (in thousands):

	2016	2015
Compensation and related benefits	$9,255	$9,797
Accrued self-insurance claims liability	8,363	9,474
Other taxes payable	4,357	4,623
Other accrued liabilities	5,376	4,975
Total accrued expenses	$27,351	$28,869
7.   OTHER LONG-TERM LIABILITIES
Other long-term liabilities at December 25, 2016 and December 27, 2015 consisted of the following (in thousands):

	2016	2015
Deferred rent	$20,667	$21,279
Other long-term liabilities	2,849	1,994
Total other long-term liabilities	$23,516	$23,273
8.   LEASES
The Company leases certain land and buildings used in its restaurant operations under various long-term operating lease agreements. The initial lease terms range from 10 to 20 years and currently expire between 2017 and 2032. The leases include renewal options for 2 to 20 additional years. The majority of leases provide for base (fixed) rent, plus additional rent based on gross sales, as defined in each lease agreement, in excess of a stipulated amount, multiplied by a stated percentage. The Company is also generally obligated to pay certain real estate taxes, insurance, common area maintenance (CAM) charges, and various other expenses related to the properties.

At December 25, 2016, the future minimum rental commitments under noncancellable operating leases, including option periods which are reasonably assured of renewal, were as follows (in thousands):

2017	$29,696
2018	29,513
2019	28,686
2020	28,095
2021	26,564
Thereafter	110,273
Total	$252,827
The above future minimum rental amounts exclude renewal options, which are not reasonably assured of renewal and additional rent based on sales. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis for operating leases.
Rent expense, excluding real estate taxes, CAM charges, insurance and other expenses related to operating leases and partially offset by the amortization of deferred lease incentives, in 2016, 2015 and 2014, consisted of the following (in thousands):

	2016	2015	2014
Minimum rent	$21,560	$20,144	$18,703
Contingent rent	345	597	625
Total	$21,905	$20,741	$19,328
9.   SHAREHOLDERS' EQUITY
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
On October 20, 2015 the Board of Directors approved the terms of a new share repurchase plan under which the Company was authorized to repurchase up to $15.0 million of its common shares in both the open market or through privately negotiated transactions beginning October 20, 2015 and ending on December 25, 2016, subject to the Company’s pre-existing blackout periods. Under this and all previous authorizations, the Company cumulatively repurchased 6.0 million shares at a total cost of $81.0 million. During fiscal 2016, 2015, and 2014 the Company repurchased 0.4 million, 0.5 million, and 4.5 million of its common shares for $3.5 million, $4.6 million, and $63.6 million, respectively. Repurchased common shares are recorded to treasury shares.

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
2006 Plan
Stock option activity under the 2006 Plan for 2016, 2015 and 2014 consisted of the following:

	2016	2015	2014
Outstanding — beginning of year	790,731	840,658	915,417
Weighted-average exercise price	$1.45	$1.45	$1.45
Granted	—	—	—
Weighted-average exercise price	$—	$—	$—
Exercised	(734,040)	(49,927)	(74,759)
Weighted-average exercise price	$1.45	$1.45	$1.45
Forfeited	—	—	—
Weighted-average exercise price	$—	$—	$—
Outstanding — end of year	56,691	790,731	840,658
Weighted-average exercise price	$1.45	$1.45	$1.45
Exercisable — end of year	56,691	790,731	840,658
The weighted-average remaining contractual term of options outstanding at December 25, 2016 was 1.3 years and all options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal year and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal year end date. The aggregate intrinsic value for outstanding and exercisable options at December 25, 2016 was $0.1 million.The Company's stock option award agreements allow employees to surrender to the Company common shares upon exercise in lieu of their payment of the exercise price and required personal employment-related taxes. Employees surrendered to the Company 16,592 and 1,090 common shares towards the exercise price and minimum statutory tax withholdings which the Company recorded as a reduction in common shares in an amount of approximately $69.0 thousand and $11.0 thousand for fiscal 2016 and 2015, respectively. There were no such common shares withheld for fiscal year 2014.
Stock Incentive Plan
Restricted stock activity under the Stock Incentive Plan for fiscal 2016, 2015 and 2014 consisted of the following:

	2016	2015	2014
Outstanding — beginning of year	195,422	294,749	343,107
Weighted-average grant price	$15.41	$16.22	$16.94
Granted	248,500	34,500	136,000
Weighted-average grant price	$7.04	$13.32	$15.50
Vested	(81,502)	(97,702)	(152,647)
Weighted-average grant price	$16.38	$16.70	$17.11
Forfeited	(41,850)	(36,125)	(31,711)
Weighted-average grant price	$11.41	$16.22	$16.57
Outstanding — end of year	320,570	195,422	294,749
Weighted-average grant price	$9.20	$15.41	$16.22

Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s common shares on the date immediately preceding the date of grant. In 2016, the Company recorded approximately $1.1 million in stock compensation expense related to the shares of restricted stock. As of December 25, 2016, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $1.9 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 2.7 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company common shares upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 22,792, 30,417 and 42,159 common shares towards the minimum statutory tax withholdings which the Company recorded as a reduction in common shares in an amount of approximately $0.2 million, $0.4 million and $0.6 million, for fiscal 2016, 2015 and 2014, respectively.
11.   EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) covering all eligible full-time employees. The 401(k) Plan provides for employee salary deferral contributions as well as discretionary Company matching contributions. Discretionary Company contributions relating to the 401(k) Plan for the years ended 2016, 2015, and 2014, were $259,000, $308,000 and $269,000, respectively.
12.   INCOME TAXES
The provision for income taxes for 2016, 2015 and 2014 consisted of the following (in thousands):

	2016	2015	2014
Current income tax expense:
Federal	$(769)	$503	$358
State and local	59	356	250
Total current income tax expense	(710)	859	608
Deferred income tax (benefit) expense:
Federal	55,818	(3,720)	1,228
State and local	2,725	(3)	447
Total deferred income tax (benefit) expense	58,543	(3,723)	1,675
Total income tax (benefit) expense	$57,833	$(2,864)	$2,283
Deferred income taxes as of December 25, 2016 and December 27, 2015 consisted of the following (in thousands):

	2016	2015
Deferred tax assets:
Goodwill for tax reporting purposes	$14,825	$18,151
Stock compensation	619	4,253
Self-insurance reserves	3,091	3,547
Depreciation and amortization	28,244	19,040
Business credit carryforwards	34,192	27,116
Other	1,575	878
Total gross deferred tax assets	82,546	72,985
Deferred tax liabilities:
Indefinite-lived intangible assets	(489)	—
Prepaid assets	(170)	(458)
Deferred rent	(17,694)	(14,473)
Total gross deferred tax liabilities	(18,353)	(14,931)
Valuation Allowance	$(64,682)	$—
Net deferred tax (liability) asset	$(489)	$58,054

Goodwill for tax reporting purposes is amortized over 15 years. At December 25, 2016, the Company had business credit carryforwards mainly consisting of Federal Insurance Contributions Act (FICA) tip credit carryforwards of $34.2 million, which will expire at various dates from 2030 through 2036.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Due to the impairment charges recorded during 2016 and 2015, the Company is in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Based on the required weight of that evidence under ASC 740, the Company has determined that a valuation allowance was needed for all of its net deferred income tax assets. As of December 25, 2016, the Company recorded a valuation allowance of $64.7 million. As of December 27, 2015 and December 28, 2014, the Company did not carry a valuation allowance against net deferred tax assets. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets will be recognized as a reduction of future income tax expense.
The effective income tax expense differs from the federal statutory tax expense for the years ended December 25, 2016, December 27, 2015 and December 28, 2014, as follows (in thousands):

	2016	2015	2014
Provision at statutory rate	$(5,909)	$601	$4,937
FICA tip credit	(5,094)	(5,496)	(4,896)
State income taxes — net of federal benefit	(405)	158	568
Permanent items	4,559	1,873	1,674
Deferred tax asset valuation allowance	64,682	—	—
Total income tax (benefit) expense	$57,833	$(2,864)	$2,283
The Company recognizes a position taken or expected to be taken on a tax return in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition, or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the interim period in which the change occurs. As of December 25, 2016 and December 27, 2015, the Company had no uncertain income tax positions.
The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is currently open to audit, subject to the statute of limitations, by the Internal Revenue Service for the years ended December 30, 2012 through December 25, 2016. The Company is currently open to audit, subject to the statute of limitations, under certain states for the years ended December 30, 2012 through December 25, 2016. In 2012, the Company was audited by the Internal Revenue Service for the fiscal year ended December 26, 2010. On August 25, 2016, the Company executed an agreement to settle this audit with the Internal Revenue Service. This settlement did not have a material impact on the Company's financial statements.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision; however, the Company currently has no penalties or interest related to income taxes.
13.   COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims, possible legal actions, and other matters arising out of the normal course of business. While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying consolidated financial statements.
On May 14, 2016, a former restaurant hourly employee filed a putative class and collective action lawsuit in the United States District Court Western District of Missouri, Mamdooh Hussein v. Bravo Brio Restaurant Group, Inc., alleging that the Company required him and others to pool their tips with non-tip earning employees and failed to properly pay him the minimum wage and overtime compensation in violation of the Fair Labor Standards Act and Missouri state wage laws. The Plaintiffs are seeking unspecified amounts of penalties and other monetary payments. The Company intends to vigorously defend itself against this action. Based upon the current status of this matter, the Company has reserved $0.5 million related to the costs of litigating and potential settlement of this lawsuit.
14.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2016 and fiscal 2015 (in thousands, except per share data):

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$108,800	$105,213	$94,588	$101,653	$410,254
Income (loss) from operations (1)	3,192	(305)	(4,686)	(13,380)	(15,179)
Net income (loss) (2)	2,248	(654)	(2,985)	(73,324)	(74,715)
Basic net income (loss) per share	$0.15	$(0.04)	$(0.20)	$(4.96)	$(5.09)
Diluted net income (loss) per share (3)	$0.15	$(0.04)	$(0.20)	$(4.96)	$(5.09)
Basic weighted average shares outstanding	14,766	14,597	14,582	14,776	14,680
Diluted weighted average shares outstanding (4)	15,416	14,597	14,582	14,776	14,680
	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$108,169	$110,246	$98,294	$107,285	$423,994
Income (loss) from operations (5)	3,652	5,205	1,073	(6,730)	3,200
Net (loss) income	2,533	3,839	910	(2,702)	4,580
Basic net income (loss) per share	$0.17	$0.25	$0.06	$(0.18)	$0.30
Diluted net income (loss) per share (3)	$0.16	$0.24	$0.06	$(0.18)	$0.29
Basic weighted average shares outstanding	15,122	15,197	15,202	15,050	15,143
Diluted weighted average shares outstanding (4)	15,870	15,936	15,948	15,050	15,865
_________________________

(1)	Contains asset impairment charges that decreased income by $15.4 million related to nine restaurants.

(2)	Contains valuation allowance on net deferred tax assets of $64.7 million in the fourth quarter of fiscal 2016.

(3)	Sum of the quarterly amounts do not equal the total year amount due to rounding.

(4)
In periods where the Company incurred a net loss, all stock options and unvested shares of restricted stock are considered anti-dilutive and not included in that quarter's diluted weighted average shares outstanding.

(5)	Contains asset impairment charges that decreased income by $10.2 million related to six restaurants.

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

10.2
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

10.3
Plan of Reorganization, dated as of October 18, 2010, by and between Bravo Brio Restaurant Group, Inc. and Bravo Development Holdings LLC (incorporated by reference from Exhibit 10.17 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 7, 2010).

10.4+
Bravo Development, Inc. 2006 Stock Option Plan (incorporated by reference from Exhibit 10.11 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on July 2, 2010).

10.5+
Amendment No. 1 to the Bravo Development, Inc. 2006 Stock Option Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 7, 2010).

10.6+
Form of Option Award Letter under the Bravo Development, Inc. 2006 Stock Option Plan (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on July 2, 2010).

10.7+
Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s 2010 Form 10K filed with the Securities and Exchange Commission on February 17, 2011).

10.8+
Form of Non-Qualified Option Award Letter under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.14 to Amendment No. 4 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 8, 2010).

10.9+
Form of Restricted Stock Award Letter under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 4 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on October 8, 2010).

10.10
Bravo Brio Restaurant Group, Inc. Foodservice Distribution Agreement, dated as of February 25, 2014, by and between Bravo Brio Restaurant Group, Inc. and Distribution Market Advantage, Inc. (incorporated by reference from Exhibit 10.11 to the Company’s 2013 Form 10K filed with the Securities and Exchange Commission on March 3, 2014).

10.11
Form of Indemnification Agreement for certain officers and directors (incorporated by reference from Exhibit 10.12 to the Company’s 2012 Form 10K filed with the Securities and Exchange Commission on March 5, 2013).

10.12+
Employment Agreement, dated as of August 1, 2013, by and between Bravo Brio Restaurant Group, Inc. and Brian T. O'Malley (incorporated by reference from Exhibit 10.1 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2013).

10.13
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

Description
10.14
First amendment to the Credit Agreement, dated as of October 31, 2016, by and among Bravo Brio Restaurant Group, Inc., as borrower, the domestic subsidiaries of the borrower, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, KeyBank National Association as documentation agent, and Wells Fargo Securities, LLC, Keybanc Capital Markets, Inc. and Merril Lynch, Pierce, Fenner & Smith, Inc., as co-lead arrangers and joint book managers. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2016).

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
Date: March 6, 2017

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

	Signature	Title	Date

By:	/s/ Brian T. O'Malley Brian T. O'Malley	President, Chief Executive Officer and Director (principal executive officer)	March 6, 2017

By:	/s/ James J. O’Connor James J. O’Connor	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	March 6, 2017

By:	/s/ Thomas J. Baldwin Thomas J. Baldwin	Director	March 6, 2017

By:	/s/ Alton F. Doody III Alton F. Doody III	Director	March 6, 2017

By:	/s/ James S. Gulmi James S. Gulmi	Director	March 6, 2017

By:	/s/ David B. Pittaway David B. Pittaway	Director	March 6, 2017

By:	/s/ Harold O. Rosser, II Harold O. Rosser, II	Director	March 6, 2017

By:	/s/ Fortunato N. Valenti Fortunato N. Valenti	Director	March 6, 2017