Form 10-Q
period 2017-03-26
Bravo Brio Restaurant Group, Inc.
filed 2017-05-03
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34920

BRAVO BRIO RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1566328
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

777 Goodale Boulevard, Suite 100, Columbus, Ohio	43212
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (614) 326-7944
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.
☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒
As of May 2, 2017, the latest practicable date, 15,159,939 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 26, 2017 AND DECEMBER 25, 2016
(Dollars in thousands)

	March 26, 2017	December 25, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$377	$444
Accounts receivable	6,482	9,587
Tenant improvement allowance receivable	160	799
Inventories	2,771	3,114
Prepaid expenses and other current assets	2,497	3,339
Total current assets	12,287	17,283
Property and equipment — net	141,672	145,120
Other assets — net	4,306	4,359
Total assets	$158,265	$166,762
Liabilities and shareholders' deficiency in assets
Current liabilities
Trade and construction payables	$13,796	$15,514
Accrued expenses	27,076	27,351
Current portion of long-term debt	4,000	4,000
Deferred lease incentives	8,258	7,334
Deferred gift card revenue	14,390	18,618
Total current liabilities	67,520	72,817
Deferred lease incentives	51,578	54,459
Long-term debt	36,700	37,500
Other long-term liabilities	23,194	23,516
Commitments and contingencies (Note 6)
Shareholders’ deficiency in assets
Common shares, no par value per share— authorized 100,000,000 shares; 21,137,799 shares issued at March 26, 2017 and 21,069,454 shares issued at December 25, 2016	202,814	202,561
Preferred shares, no par value per share— authorized 5,000,000 shares; issued and outstanding, 0 shares at March 26, 2017 and December 25, 2016	—	—
Treasury shares, 5,977,860 shares at March 26, 2017 and December 25, 2016	(81,019)	(81,019)
Retained deficit	(142,522)	(143,072)
Total shareholders’ deficiency in assets	(20,727)	(21,530)
Total liabilities and shareholders’ deficiency in assets	$158,265	$166,762
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THIRTEEN WEEKS ENDED MARCH 26, 2017 AND MARCH 27, 2016 (UNAUDITED)
(in thousands except per share data)

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Revenues	$106,719	$108,800
Costs and expenses
Cost of sales	28,211	28,007
Labor	39,070	39,265
Operating	17,085	17,582
Occupancy	8,449	8,109
General and administrative expenses	7,671	6,671
Restaurant preopening costs	29	441
Depreciation and amortization	5,114	5,533
Total costs and expenses	105,629	105,608
Income from operations	1,090	3,192
Interest expense, net	511	348
Income before income taxes	579	2,844
Income tax expense	29	596
Net income	$550	$2,248
Net income per basic share	$0.04	$0.15
Net income per diluted share	$0.04	$0.15
Weighted average shares outstanding-basic	15,113	14,766
Weighted average shares outstanding-diluted	15,138	15,416
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY IN ASSETS
FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2017 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Shareholders’
	Shares	Amount	Deficit	Shares	Amount	Deficiency in Assets
Balance — December 25, 2016	21,069,454	$202,561	$(143,072)	(5,977,860)	$(81,019)	$(21,530)
Net income	—	—	550	—	—	550
Share-based compensation costs	—	270	—	—	—	270
Proceeds from the exercise of stock options	2,204	3	—			3
Issuance of shares of restricted stock	70,873	—	—	—	—	—
Shares withheld for employee taxes	(4,732)	(20)	—	—	—	(20)
Balance — March 26, 2017	21,137,799	$202,814	$(142,522)	(5,977,860)	$(81,019)	$(20,727)
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2017 AND MARCH 27, 2016
(UNAUDITED)
(Dollars in thousands)

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Cash flows from operating activities:
Net income	$550	$2,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,154	5,554
Loss on disposals of property and equipment	133	120
Amortization of deferred lease incentives	(1,957)	(2,201)
Share-based compensation costs	270	308
Deferred income taxes	—	557
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	3,744	2,161
Inventories	343	(4)
Prepaid expenses and other current assets	842	756
Trade and construction payables	(1,619)	(452)
Deferred lease incentives	—	831
Deferred gift card revenue	(4,228)	(2,864)
Other accrued expenses	(275)	(4,352)
Other — net	(316)	(239)
Net cash provided by operating activities	2,641	2,423
Cash flows from investing activities:
Purchase of property and equipment	(1,891)	(3,776)
Net cash used in investing activities	(1,891)	(3,776)
Cash flows from financing activities:
Proceeds from long-term debt	185,700	160,800
Payments on long-term debt	(186,500)	(158,200)
Proceeds from the exercise of stock options	3	42
Shares withheld for employee taxes	(20)	(149)
Repurchase of treasury shares	—	(1,267)
Net cash (used in) provided by financing activities	(817)	1,226
Net decrease in cash and cash equivalents	(67)	(127)
Cash and cash equivalents — beginning of period	444	447
Cash and cash equivalents — end of period	$377	$320
Supplemental disclosures of cash flow information:
Interest paid	541	298
Income taxes (paid) received	(517)	56
Property financed by trade and construction payables	519	705
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION
Description of Business — As of March 26, 2017, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 117 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 117 restaurants the Company operates, there are 51 Bravo! Cucina Italiana® restaurants, 65 Brio Tuscan Grille™ restaurants and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of its restaurants with the exception of one Brio Tuscan Grille™ restaurant, which it operates under a management agreement and for which operation it receives a management fee. Additionally, one Brio Tuscan Grille™ restaurant is operated under a franchise agreement.
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
Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited consolidated financial statements and related condensed notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 filed with the SEC on March 6, 2017 (the “2016 Annual Report on Form 10-K”).
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the overall impact this ASU will have on its consolidated financial statements. While the Company continues to assess all potential impacts of this ASU, it currently believes the most significant impact relates to accounting for unredeemed gift cards (breakage). Under this ASU, the Company expects to recognize breakage proportional to actual gift card redemptions. Additionally, this ASU requires enhanced disclosures, including significant judgments in measurement and recognition. The Company is continuing its assessment, which may identify other impacts.
In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (Topic 330). This ASU provides guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. This ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this ASU during the thirteen weeks ended March 26, 2017. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. As of March 26, 2017, the Company has not adopted this ASU. The Company has not completed the process of evaluating the impact that will result from adopting this ASU and is therefore unable to disclose the impact that adopting this ASU will have on its financial position, results of operations, and cash flows.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU during the thirteen weeks ended March 26, 2017. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

2.	NET INCOME PER SHARE
Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares.
(in thousands, except per share data)

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Net income	$550	$2,248
Weighted average common shares outstanding	15,113	14,766
Effect of dilutive securities:
Stock options	24	632
Restricted stock	1	18
Weighted average common and potentially issuable common shares outstanding—diluted	15,138	15,416
Basic net income per common share	$0.04	$0.15
Diluted net income per common share	$0.04	$0.15

Shares of common stock equivalents of 460,972 and 102,670 were excluded from the diluted calculation due to their anti-dilutive effect for the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively.

3.	LONG-TERM DEBT
Long-term debt at March 26, 2017 and December 25, 2016 consisted of the following (in thousands):

	March 26, 2017	December 25, 2016
Term loan	$33,000	$34,000
Revolving credit facility	7,700	7,500
Total	40,700	41,500
Less current maturities	4,000	4,000
Long-term debt	$36,700	$37,500

On November 5, 2014, the Company entered into a credit agreement (the "2014 Credit Agreement") with a syndicate of financial institutions with respect to its senior credit facilities. On October 31, 2016, the Company entered into an amendment to the 2014 Credit Agreement (the "Amendment"). The Amendment redefined the Company's senior credit facilities and provides for (i) a $35.0 million term loan facility, maturing in 2019, and (ii) a revolving credit facility under which the Company may borrow up to $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2019.
Borrowings under the senior credit facilities bear interest at (i) the Base Rate (as such term is defined in the Amendment) plus the applicable margin of 1.50% to 2.00% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.50% to 3.00%. In addition to making fixed quarterly principal payments under the Company’s senior credit facilities, the Company is required to pay an unused facility fee to the lenders equal to 0.30% to 0.50% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, payable quarterly in arrears. Borrowings under the Company’s senior credit facilities are collateralized by a first priority interest in substantially all tangible and intangible personal property of the Company and its subsidiaries.
The 2014 Credit Agreement provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of March 26, 2017, the maximum exposure under these standby letters of credit was $2.9 million.
Pursuant to the Amendment, the Company is required to meet certain financial covenants including a minimum consolidated fixed charge coverage ratio, a maximum consolidated lease-adjusted leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization. In addition to these financial tests, the Amendment places limitations on new restaurant leases until the lease-adjusted leverage ratio meets certain thresholds.

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

2006 Plan
Stock option activity for the thirteen weeks ended March 26, 2017 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 25, 2016	56,691	$1.45
Exercised	(2,204)	$1.45
Granted	—	$—
Forfeited	(19,086)	$1.45
Outstanding at March 26, 2017	35,401	$1.45
Exercisable at March 26, 2017	35,401	$1.45
At March 26, 2017, the weighted-average remaining contractual term of options outstanding was approximately 1.6 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at March 26, 2017 was $0.1 million.
Stock Incentive Plan
Restricted stock activity for the thirteen weeks ended March 26, 2017 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 25, 2016	320,570	$9.20
Granted	228,500	$4.75
Vested	(70,873)	$12.09
Forfeited	(12,225)	$10.23
Outstanding at March 26, 2017	465,972	$6.55
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant.  Stock compensation costs related to shares of restricted stock were approximately $0.3 million and $0.3 million for the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively. As of March 26, 2017, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $2.6 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 3.3 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 4,732 and 20,019 shares of restricted stock towards the minimum statutory tax withholdings, which the Company recorded as a reduction in common shares in the amount of approximately $20.0 thousand and $149.0 thousand, for the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively.

5.	INCOME TAXES
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Due to the impairment charges recorded during 2016 and 2015, the Company is in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes ("ASU 740"), cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Based on the required weight of that evidence under ASC 740, the Company has determined that a valuation allowance was needed for all of its net deferred income tax assets. The Company recorded valuation allowances of $65.6 million and $64.7 million as of March 26, 2017 and December 25, 2016, respectively. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets will be recognized as a reduction of future income tax expense.

6.     COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims, possible legal actions, and other matters arising out of the normal course of business. While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying consolidated financial statements.
In May 2016, a former restaurant hourly employee filed a putative class and collective action lawsuit in the United States District Court for the Southern District of Missouri, Mamdooh Hussein v. Bravo Brio Restaurant Group, Inc., alleging that the Company violated Missouri wage and hour law and the Fair Labor Standards Act, as interpreted by the Department of Labor, by not paying regular minimum wage for time spent performing non-tipped duties. In March 2017, the Company and the plaintiffs in this litigation agreed in principle to settle the litigation. Based upon the conditions of this settlement, the Company has recorded a total expense of $2.1 million in potential settlement and legal costs during the thirteen weeks ended March 26, 2017, but the proposed settlement may result in a loss of $1.8 million in excess of the amount recorded. In 2016, the Company recorded $0.5 million in potential settlement and legal costs related to this matter.
In August 2016, a former restaurant hourly employee filed a putative class and collective action lawsuit in the United States District Court for the Western District of New York, Robert Andreescu v. Bravo Brio Restaurant Group, Inc., alleging that the Company violated New York wage and hour law and the Fair Labor Standards Act, as interpreted by the Department of Labor, by not paying regular minimum wage for time spent performing non-tipped duties. The lawsuit seeks unspecified penalties in addition to other monetary payments.  The Company intends to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.
During the quarter, the Company settled a loss claim asserted by the Company which previously arose and recognized a gain of $0.5 million to general and administrative expenses. The majority of the gain pertained to compensation for the Company’s lost operating income awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico.

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
This discussion contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under the heading “Risk Factors” in our 2016 Annual Report on Form 10-K.
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our 2016 Annual Report on Form 10-K and the unaudited consolidated financial statements and the related condensed notes thereto included herein.
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
Our business is sensitive to seasonal fluctuations as, historically, the percentage of operating income earned during the first and fourth quarters has been higher than the other quarters due in part to higher restaurant sales during the winter months in our restaurants located in the southern region of the United States and the year-end holiday season. Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by negative guest traffic, in each quarter of 2016 and the first quarter of 2017. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.
Recent guest traffic trends and their effect on sales may result in individual restaurants being cash flow negative. For these restaurants, the Company reviews the associated long-lived assets, such as property, equipment and intangibles subject to amortization, for impairment. We are currently monitoring the performance of certain restaurants with negative cash flows. Based on our current projections, no impairment, beyond what has already been recorded, has been identified. However, depending upon the performance trends of these restaurants, an impairment charge may be necessary. See the Company’s significant accounting policies presented in Note 1 to the Company’s consolidated financial statements for the fiscal year ended December 25, 2016, which are contained in our 2016 Annual Report on Form 10-K, for further information regarding the Company's accounting policy for impairment of long-lived assets and intangible assets.
Results of Operations
Thirteen Weeks Ended March 26, 2017 Compared to the Thirteen Weeks Ended March 27, 2016
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirteen Weeks Ended
	March 26, 2017	% of Revenues	March 27, 2016	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$106,719	100.0%	$108,800	100%	$(2,081)	(1.9)%
Costs and expenses
Cost of sales	28,211	26.4%	28,007	25.7%	204	0.7%
Labor	39,070	36.6%	39,265	36.1%	(195)	(0.5)%
Operating	17,085	16.0%	17,582	16.2%	(497)	(2.8)%
Occupancy	8,449	7.9%	8,109	7.5%	340	4.2%
General and administrative expenses	7,671	7.2%	6,671	6.1%	1,000	15.0%
Restaurant preopening costs	29	—%	441	0.4%	(412)	(93.4)%
Depreciation and amortization	5,114	4.8%	5,533	5.1%	(419)	(7.6)%
Total costs and expenses	105,629	99.0%	105,608	97.1%	21	—%
Income from operations	1,090	1.0%	3,192	2.9%	(2,102)	(65.9)%
Interest expense, net	511	0.5%	348	0.3%	163	46.8%
Income before income taxes	579	0.5%	2,844	2.6%	(2,265)	(79.6)%
Income tax expense	29	—%	596	0.5%	(567)	(95.1)%
Net income	$550	0.5%	$2,248	2.1%	$(1,698)	(75.5)%

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.

Revenues. Revenues decreased $2.1 million, or 1.9%, to $106.7 million for the thirteen weeks ended March 26, 2017, as compared to $108.8 million for the thirteen weeks ended March 27, 2016. The decrease of $2.1 million was primarily due to a decrease of 2.3%, or $2.4 million, in comparable restaurant sales, which was the result of a 3.3% decrease in guest counts and a 1.0% increase in average check for the thirteen weeks ended March 26, 2017 as compared to the thirteen weeks ended March 27, 2016. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $1.7 million, or 4.2%, to $38.2 million for the thirteen weeks ended March 26, 2017 as compared to $39.9 million for the thirteen weeks ended March 27, 2016. Comparable restaurant sales for the BRAVO! brand restaurants decreased 2.9%, or $1.1 million, to $37.0 million for the thirteen weeks ended March 26, 2017 as compared to $38.1 million for the thirteen weeks ended March 27, 2016 due to a decrease in guest counts. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base decreased $0.6 million to $1.2 million for the thirteen weeks ended March 26, 2017 as compared to $1.8 million for the thirteen weeks ended March 27, 2016. The decrease of $0.6 million was primarily due to the closure of two BRAVO restaurants in the third quarter of 2016. At March 26, 2017, there were 49 BRAVO! restaurants included in the comparable restaurant base and two BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues decreased $0.4 million, or 0.6%, to $68.5 million for the thirteen weeks ended March 26, 2017 as compared to $68.9 million for the thirteen weeks ended March 27, 2016. Comparable restaurant sales for the BRIO brand restaurants decreased 1.9%, or $1.3 million, to $65.7 million for the thirteen weeks ended March 26, 2017 as compared to $67.0 million for the thirteen weeks ended March 27, 2016 due to a decrease in guest counts, partially offset by an increase in average check. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $0.9 million to $2.8 million for the thirteen weeks ended March 26, 2017 as compared to $1.9 million for the thirteen weeks ended March 27, 2016. The increase of $0.9 million was primarily due to the opening of one BRIO restaurant in the fourth quarter of 2016. At March 26, 2017, there were 62 BRIO restaurants included in the comparable restaurant base and three BRIO restaurants not included in the comparable restaurant base.

Cost of Sales. Cost of sales increased $0.2 million, or 0.7%, to $28.2 million for the thirteen weeks ended March 26, 2017 as compared to $28.0 million for the thirteen weeks ended March 27, 2016. The increase was primarily due to a shift in the product mix associated with the implementation of a new menu at both brands during the second quarter of 2016. As a percentage of revenues, cost of sales increased to 26.4% for the thirteen weeks ended March 26, 2017 as compared to 25.7% for the thirteen weeks ended March 27, 2016. The increase was primarily due to additional costs associated with the implementation of a new menu at both brands during the second quarter of the 2016. As a percentage of revenues, food costs increased 0.7% to 21.9% for the thirteen weeks ended March 26, 2017 as compared to 21.2% for the thirteen weeks ended March 27, 2016. Beverage costs remained flat at 4.5% for the thirteen weeks ended March 26, 2017 and March 27, 2016.
Labor Costs. Labor costs decreased $0.2 million, or 0.5%, to $39.1 million for the thirteen weeks ended March 26, 2017 as compared to $39.3 million for the thirteen weeks ended March 27, 2016. As a percentage of revenues, labor costs increased to 36.6% for the thirteen weeks ended March 26, 2017, from 36.1% for the thirteen weeks ended March 27, 2016, primarily due to the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
Operating Costs. Operating costs decreased $0.5 million, or 2.8%, to $17.1 million for the thirteen weeks ended March 26, 2017 as compared to $17.6 million for the thirteen weeks ended March 27, 2016. This decrease was primarily due to a decrease in utilities costs during the thirteen weeks ended March 26, 2017. As a percentage of revenues, operating costs decreased to 16.0% for the thirteen weeks ended March 26, 2017, from 16.2% for the thirteen weeks ended March 27, 2016, primarily due to a decrease in utilities costs, partially offset by the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
Occupancy Costs. Occupancy costs increased $0.3 million, or 4.2%, to $8.4 million for the thirteen weeks ended March 26, 2017 as compared to $8.1 million for the thirteen weeks ended March 27, 2016. This increase was primarily due to a reduction in the amortization of deferred incentives during the thirteen weeks ended March 26, 2017. As a percentage of revenues, occupancy costs increased to 7.9% for the thirteen weeks ended March 26, 2017, from 7.5% for the thirteen weeks ended March 27, 2016, primarily due to lower lease incentives and the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
General and Administrative. General and administrative expenses increased by $1.0 million, or 15.0%, to $7.7 million for the thirteen weeks ended March 26, 2017, as compared to $6.7 million for the thirteen weeks ended March 27, 2016. This increase was primarily due to an increase in litigation costs during the thirteen weeks ended March 26, 2017. As a percentage of revenues, general and administrative expenses increased to 7.2% for the thirteen weeks ended March 26, 2017 as compared to

6.1% for the thirteen weeks ended March 27, 2016. The increase, as a percentage of revenues, was due to an increase in litigation costs as well as the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $412 thousand to $29 thousand for the thirteen weeks ended March 26, 2017, as compared to $441 thousand for the thirteen weeks ended March 27, 2016. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended March 26, 2017, we did not open any restaurants and had one restaurant under construction. During the thirteen weeks ended March 27, 2016, we opened two restaurants and did not have any restaurants under construction.

Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.4 million to $5.1 million for the thirteen weeks ended March 26, 2017, as compared to $5.5 million for the thirteen weeks ended March 27, 2016. This decrease was primarily due to asset impairment charges incurred in 2016. As a percentage of revenues, depreciation and amortization expenses decreased to 4.8% for the thirteen weeks ended March 26, 2017 as compared to 5.1% for the thirteen weeks ended March 27, 2016. The decrease, as a percentage of revenues, was due to asset impairment charges incurred in 2016, partially offset by the deleveraging resulting from the decrease in comparable restaurant sales during the current quarter.
Net Interest Expense. Net interest expense increased by $0.2 million to $0.5 million for the thirteen weeks ended March 26, 2017, as compared to $0.3 million for the thirteen weeks ended March 27, 2016. This increase was primarily due to higher borrowing rates for the thirteen weeks ended March 26, 2017 after giving effect to the Amendment, as compared to the borrowing rates for the thirteen weeks ended March 27, 2016.
Income Taxes. Income tax expense decreased $567 thousand to $29 thousand for the thirteen weeks ended March 26, 2017 as compared to $596 thousand for the thirteen weeks ended March 27, 2016. The decrease in income tax expense was due to the difference in the estimated annual effective tax rate of approximately 5% for the thirteen weeks ended March 26, 2017 as compared to approximately 19% for the thirteen weeks ended March 27, 2016. The difference in the estimated annual effective tax rate was the result of the relative impact of general business credits on lower expected annual income before income taxes.
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

The following is a reconciliation from net income and net income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016

Net income	$550	$2,248
Impact from:
Litigation settlements and expenses, net (1)	1,560	—
Income tax expense (2)	(78)	—
Adjusted net income	$2,032	$2,248

	Basic		Diluted
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Net income per share	$0.04	$0.15	$0.04	$0.15
Impact from:
Litigation settlements and expenses, net (1)	0.10	—	0.10	—
Income tax expense (2)	(0.01)	—	(0.01)	—
Adjusted net income per share	$0.13	$0.15	$0.13	$0.15
Weighted average shares outstanding	15,113	14,766	15,138	15,416
_________________________

1)
See Note 6 to our unaudited consolidated financial statements in Part 1, Item 1 of this report for information regarding litigation settlements and expenses recorded during the thirteen weeks ended March 26, 2017.

2)	Reflects the adjustments for income taxes related to the accrued liability for current litigation.
Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our revolving credit facility. As of March 26, 2017, we had approximately $0.4 million in cash and cash equivalents and approximately $19.4 million of availability under our revolving credit facility (after giving effect to $2.9 million of outstanding letters of credit and $7.7 million in outstanding debt under our revolving credit facility as of March 26, 2017). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants, existing site remodels and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, we believe our combined expected cash flows from operations, available borrowings under our revolving credit facility and expected landlord lease incentives will be sufficient to finance our planned capital expenditures and other operating activities over the next twelve months.
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
Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in our 2016 Annual Report on Form 10-K under the heading “Risk Factors.”

The following table presents a summary of our cash flows for the thirteen weeks ended March 26, 2017 and March 27, 2016 (dollars in thousands):

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Net cash provided by operating activities	$2,641	$2,423
Net cash used in investing activities	(1,891)	(3,776)
Net cash (used in) provided by financing activities	(817)	1,226
Net decrease in cash and cash equivalents	(67)	(127)
Cash and cash equivalents at beginning of period	444	447
Cash and cash equivalents at end of period	$377	$320
Operating Activities. Net cash provided by operating activities was $2.6 million for the thirteen weeks ended March 26, 2017, compared to $2.4 million for the thirteen weeks ended March 27, 2016. Cash receipts from operations for the first thirteen weeks of 2017 and 2016 were, including the net redemption of gift cards, $102.6 million and $106.4 million, respectively. Cash expenditures for operations during the first thirteen weeks of 2017 and 2016 were $100.1 million and $104.7 million, respectively.
Investing Activities. Net cash used in investing activities was $1.9 million for the thirteen weeks ended March 26, 2017, compared to $3.8 million for the thirteen weeks ended March 27, 2016. We invest cash to purchase property and equipment related to our restaurant expansion plans, which is related to the timing of spending for our new restaurants as well as the number of restaurants that were opened and under construction during 2017 versus 2016. During the first thirteen weeks of 2017, we did not open a restaurant and had one restaurant under construction. During the first thirteen weeks of 2016, we opened two restaurants and did not have any restaurants under construction.
Financing Activities. Net cash used in financing activities was $0.8 million for the thirteen weeks ended March 26, 2017, compared to net cash provided by financing activities of $1.2 million for the thirteen weeks ended March 27, 2016. For the thirteen weeks ended March 26, 2017, the Company had net repayments of $0.8 million. For the thirteen weeks ended March 27, 2016, the Company had net borrowings of $2.6 million on its revolving credit facility, repurchased $1.3 million in treasury stock and incurred a net $0.1 million cash outflow related to our equity plans.
As of March 26, 2017, we had no financing transactions, arrangements or other relationships with any related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Capital Resources
Future Capital Requirements. Our capital requirements are primarily dependent upon the pace of our real estate development program and existing site remodeling plans. Our real estate development program and existing site remodeling plans are dependent upon many factors, including economic conditions, real estate markets, site locations and the nature of lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance and capacity additions in our existing restaurants as well as information technology and other general corporate capital expenditures.
We anticipate that each new restaurant on average will require a total cash investment of $1.5 million to $2.5 million (net of estimated lease incentives). We expect to spend approximately $0.4 million to $0.5 million per restaurant for cash pre-opening costs. The projected cash investment per restaurant is based on historical averages.
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2017 to be in the range of approximately $8.7 million to $10.7 million, for a total of $10.0 million to $12.0 million for the year 2017. This is primarily related to the opening of one restaurant prior to the end of 2017 as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with this restaurant opening, the Company anticipates expensing approximately $0.5 million to $1.0 million in pre-opening costs for the remainder of 2017 for a total of approximately $0.5 million to $1.0 million for the year 2017.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $55.2 million at March 26, 2017, compared to a net working capital deficit of $55.5 million at December 25, 2016.
On November 5, 2014, the Company entered into the 2014 Credit Agreement with a syndicate of financial institutions and on October 31, 2016, the Company entered into the Amendment. The Amendment redefines the Company's senior credit facilities and provides for (i) a $35.0 million term loan facility, maturing in 2019, and (ii) a revolving credit facility under which the Company may borrow up to $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2019. Our senior credit facilities are (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property and (iii) secured by a pledge of all of the capital stock of our subsidiaries. The Amendment also modified the financial tests that the Company is required to meet by removing the maximum consolidated total leverage ratio, revising the minimum consolidated fixed charge coverage ratio, adding a maximum consolidated lease-adjusted leverage ratio and adding a minimum earnings before interest, taxes, depreciation and amortization as defined by the Amendment. In addition to these financial tests, the Amendment places limitations on new restaurant leases until the lease-adjusted leverage ratio meets certain thresholds. At March 26, 2017, the Company was in compliance with its applicable financial covenants. Additionally, the Amendment contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.
Borrowings under the senior credit facilities bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the Amendment) plus the applicable margin of 1.50% to 2.00% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.50% to 3.00%. The applicable margins with respect to our revolving credit facility vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our revolving credit facility bear interest only at the Base Rate plus the applicable margin. Interest on loans based upon the Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. The Amendment requires the Company to make fixed quarterly principal payments of $1.0 million under the senior credit facilities. As a result of this requirement, the Company has classified $4.0 million of its long-term debt as current in its consolidated balance sheets as of March 26, 2017. In addition to making fixed quarterly principal payments under the Company’s senior credit facilities, the Company is required to pay an unused facility fee to the lenders equal to 0.30% to 0.50% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 31, 2016, payable quarterly in arrears. As of March 26, 2017, we had an outstanding principal balance of approximately $33.0 million on our term loan facility and $7.7 million on our revolving credit facility.

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
OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 26, 2017, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies from what was previously reported in our 2016 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long term debt. Our principal interest rate exposure relates to the loans outstanding under our senior credit facilities, which is payable at variable rates.
At March 26, 2017, we had $40.7 million outstanding under our senior credit facilities. Each one-eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in an approximately $51,000 annual change in our interest expense.
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
There have been no material changes from our risk factors as previously reported in our 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On March 30, 2017, the Company entered into a new Foodservice Distribution Agreement ("FDA") with Distribution Market Advantage, Inc. (“DMA”), effective February 1, 2017, and expiring January 31, 2020.  DMA warehouses and distributes approximately 70% of the food and packaging products used by the Company.  The former agreement, previously filed as Exhibit 10.11 to the Company’s 2013 Annual Report on Form 10-K with the Securities and Exchange Commission on March 3, 2014, expired January 31, 2017. A copy of the FDA has been filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits
The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

10.1*+	Bravo Brio Restaurant Group, Inc. Foodservice Distribution Agreement, dated as of March 30, 2017, by and between Bravo Brio Restaurant Group, Inc. and Distribution Market Advantage, Inc.

11	Computation of Per Share Earnings (included in the Condensed Notes to Unaudited Consolidated Financial Statements contained in this Report).

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Certain information has been omitted and filed separately with the SEC. Confidential treatment has been requested from the SEC with respect to the omitted portions.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 2, 2017

Bravo Brio Restaurant Group, Inc.

By:	/s/ Brian T. O'Malley
Brian T. O'Malley
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)