Form 10-Q
period 2017-06-25
Bravo Brio Restaurant Group, Inc.
filed 2017-08-04
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2017
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
☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒
As of August 3, 2017, the latest practicable date, 15,196,495 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 25, 2017 AND DECEMBER 25, 2016
(Dollars in thousands)

	June 25, 2017	December 25, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$365	$444
Accounts receivable	5,564	9,587
Tenant improvement allowance receivable	—	799
Inventories	2,760	3,114
Prepaid expenses and other current assets	2,751	3,339
Total current assets	11,440	17,283
Property and equipment — net	139,800	145,120
Other assets — net	4,045	4,359
Total assets	$155,285	$166,762
Liabilities and shareholders' deficiency in assets
Current liabilities
Trade and construction payables	$14,232	$15,514
Accrued expenses	28,861	27,351
Current portion of long-term debt	7,000	4,000
Deferred lease incentives	7,269	7,334
Deferred gift card revenue	12,933	18,618
Total current liabilities	70,295	72,817
Deferred lease incentives	49,262	54,459
Long-term debt	31,700	37,500
Other long-term liabilities	22,558	23,516
Commitments and contingencies (Note 6)
Shareholders’ deficiency in assets
Common shares, no par value per share— authorized 100,000,000 shares; 21,171,355 shares issued at June 25, 2017 and 21,069,454 shares issued at December 25, 2016	203,065	202,561
Preferred shares, no par value per share— authorized 5,000,000 shares; issued and outstanding, 0 shares at June 25, 2017 and December 25, 2016	—	—
Treasury shares, 5,977,860 shares at June 25, 2017 and December 25, 2016	(81,019)	(81,019)
Retained deficit	(140,576)	(143,072)
Total shareholders’ deficiency in assets	(18,530)	(21,530)
Total liabilities and shareholders’ deficiency in assets	$155,285	$166,762
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
TWENTY-SIX WEEKS ENDED JUNE 25, 2017 AND JUNE 26, 2016 (UNAUDITED)
(in thousands except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenues	$103,041	$105,213	$209,760	$214,013
Costs and expenses
Cost of sales	26,277	27,235	54,488	55,242
Labor	38,467	39,751	77,537	79,016
Operating	16,700	17,612	33,785	35,194
Occupancy	7,307	7,477	15,756	15,586
General and administrative expenses	6,375	6,574	14,046	13,245
Restaurant preopening costs	121	73	150	514
Impairment	—	1,249	—	1,249
Depreciation and amortization	5,143	5,547	10,257	11,080
Total costs and expenses	100,390	105,518	206,019	211,126
Income (loss) from operations	2,651	(305)	3,741	2,887
Interest expense, net	529	344	1,040	692
Income (loss) before income taxes	2,122	(649)	2,701	2,195
Income tax expense	176	5	205	601
Net income (loss)	$1,946	$(654)	$2,496	$1,594
Net income (loss) per basic share	$0.13	$(0.04)	$0.16	$0.11
Net income (loss) per diluted share	$0.13	$(0.04)	$0.16	$0.10
Weighted average shares outstanding-basic	15,174	14,597	15,144	14,681
Weighted average shares outstanding-diluted	15,221	14,597	15,175	15,331
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY IN ASSETS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2017 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Shareholders’
	Shares	Amount	Deficit	Shares	Amount	Deficiency in Assets
Balance — December 25, 2016	21,069,454	$202,561	$(143,072)	(5,977,860)	$(81,019)	$(21,530)
Net income	—	—	2,496	—	—	2,496
Share-based compensation costs	—	528	—	—	—	528
Proceeds from the exercise of stock options	13,228	19	—			19
Issuance of shares of restricted stock	98,123	—	—	—	—	—
Shares withheld for employee taxes	(9,450)	(43)	—	—	—	(43)
Balance — June 25, 2017	21,171,355	$203,065	$(140,576)	(5,977,860)	$(81,019)	$(18,530)
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2017 AND JUNE 26, 2016
(UNAUDITED)
(Dollars in thousands)

	Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016
Cash flows from operating activities:
Net income	$2,496	$1,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,335	11,121
Loss on disposals of property and equipment	236	287
Impairment of assets	—	1,249
Amortization of deferred lease incentives	(4,123)	(4,166)
Share-based compensation costs	528	570
Deferred income taxes	—	368
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	4,822	3,838
Inventories	354	29
Prepaid expenses and other current assets	588	607
Trade and construction payables	(1,781)	(828)
Deferred lease incentives	(1,139)	907
Deferred gift card revenue	(5,685)	(2,222)
Other accrued expenses	1,510	(1,580)
Other — net	(737)	(47)
Net cash provided by operating activities	7,404	11,727
Cash flows from investing activities:
Purchase of property and equipment	(4,659)	(7,693)
Net cash used in investing activities	(4,659)	(7,693)
Cash flows from financing activities:
Proceeds from long-term debt	332,100	318,400
Payments on long-term debt	(334,900)	(319,000)
Proceeds from the exercise of stock options	19	122
Shares withheld for employee taxes	(43)	(161)
Repurchase of treasury shares	—	(3,461)
Net cash used in financing activities	(2,824)	(4,100)
Net decrease in cash and cash equivalents	(79)	(66)
Cash and cash equivalents — beginning of period	444	447
Cash and cash equivalents — end of period	$365	$381
Supplemental disclosures of cash flow information:
Interest paid	1,032	603
Income taxes (received) paid	(466)	368
Property financed by trade and construction payables	1,116	889
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION
Description of Business — As of June 25, 2017, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 114 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 114 restaurants the Company operates, there are 50 Bravo! Cucina Italiana® restaurants, 63 Brio Tuscan Grille™ restaurants and one Bon Vie® restaurant in operation in 33 states throughout the United States of America. The Company owns all of its restaurants with the exception of one Brio Tuscan Grille™ restaurant, which it operates under a management agreement and for which operation it receives a management fee. Additionally, one Brio Tuscan Grille™ restaurant is operated under a franchise agreement.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. As of June 25, 2017, the Company has not adopted this ASU. The Company has not completed the process of evaluating the impact that will result from adopting this ASU and is therefore unable to disclose the impact that adopting this ASU will have on its financial position, results of operations, and cash flows.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. This ASU provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. This ASU is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for interim and annual periods. The Company has not yet adopted this guidance. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

2.	NET INCOME PER SHARE
Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares.
(in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net income (loss)	$1,946	$(654)	$2,496	$1,594
Weighted average common shares outstanding	15,174	14,597	15,144	14,681
Effect of dilutive securities:
Stock options	20	—	21	622
Restricted stock	27	—	10	28
Weighted average common and potentially issuable common shares outstanding—diluted	15,221	14,597	15,175	15,331
Basic net income (loss) per common share	$0.13	$(0.04)	$0.16	$0.11
Diluted net income (loss) per common share	$0.13	$(0.04)	$0.16	$0.10

Shares of common stock equivalents of 189,472 were excluded from the diluted calculation due to their anti-dilutive effect for the thirteen weeks ended June 25, 2017. Shares of common stock equivalents of 1,024,215 were excluded from the diluted calculation for the thirteen weeks ended June 26, 2016 due to the net loss during the period. Shares of common stock equivalents of 190,222 and 94,795 were excluded from the diluted calculation due to their anti-dilutive effect for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively.

3.	LONG-TERM DEBT
Long-term debt at June 25, 2017 and December 25, 2016 consisted of the following (in thousands):

	June 25, 2017	December 25, 2016
Term loan	$32,000	$34,000
Revolving credit facility	6,700	7,500
Total	38,700	41,500
Less current maturities	7,000	4,000
Long-term debt	$31,700	$37,500

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
The 2014 Credit Agreement provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of June 25, 2017, the maximum exposure under these standby letters of credit was $2.9 million.
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
On June 2, 2017, the Company received notice from Wells Fargo Bank, as administrative agent under the Amendment, of the occurrence of certain events of default occurring between May 8, 2017 and June 2, 2017 related to the Company's noncompliance with the maximum lease-adjusted leverage ratio contained in the Amendment. On June 8, 2017, the Company received a waiver of noncompliance with this financial covenant that was effective until July 14, 2017. On July 13, 2017, the Company entered into an amended and restated waiver agreement, which further extended the waiver until August 25, 2017.
As more fully described in Note 8, on August 1, 2017, the Company entered into a second amendment to the 2014 Credit Agreement (the "Second Amendment"). The Second Amendment provides for (i) a permanent waiver of the covenant noncompliance, described above (ii) the amendment of the termination date of the senior credit facilities to December 1, 2018, (iii) a reduction of the amount the Company may borrow pursuant to its revolving credit facility, (iv) an increase in the flexibility of the financial covenants under the Amendment, and (v) an increase to the fixed quarterly principal payments.

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

2006 Plan
Stock option activity for the twenty-six weeks ended June 25, 2017 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 25, 2016	56,691	$1.45
Exercised	(13,228)	$1.45
Granted	—	$—
Forfeited	(23,509)	$1.45
Outstanding at June 25, 2017	19,954	$1.45
Exercisable at June 25, 2017	19,954	$1.45
At June 25, 2017, the weighted-average remaining contractual term of options outstanding was approximately 2.3 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at June 25, 2017 was $0.1 million.
Stock Incentive Plan
Restricted stock activity for the twenty-six weeks ended June 25, 2017 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 25, 2016	320,570	$9.20
Granted	228,500	$4.75
Vested	(98,123)	$10.96
Forfeited	(12,225)	$10.23
Outstanding at June 25, 2017	438,722	$6.46
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant.  Stock compensation costs related to shares of restricted stock were approximately $0.5 million and $0.6 million for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively. As of June 25, 2017, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $2.4 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 3.1 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 9,450 and 21,706 shares of restricted stock towards the minimum statutory tax withholdings, which the Company recorded as a reduction in common shares in the amount of approximately $43.0 thousand and $161.0 thousand, for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively.

5.	INCOME TAXES
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Due to the impairment charges recorded during 2016 and 2015, the Company is in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes ("ASU 740"), cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Based on the required weight of that evidence under ASC 740, the Company has determined that a valuation allowance was needed for all of its net deferred income tax assets. The Company recorded valuation allowances of $65.2 million and $64.7 million as of June 25, 2017 and December 25, 2016, respectively. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets will be recognized as a reduction of future income tax expense.

6.     COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims, possible legal actions, and other matters arising out of the normal course of business. While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying consolidated financial statements.
In May 2016, a former restaurant hourly employee filed a putative class and collective action lawsuit in the United States District Court for the Southern District of Missouri, Mamdooh Hussein v. Bravo Brio Restaurant Group, Inc., alleging that the Company violated Missouri wage and hour law and the Fair Labor Standards Act, as interpreted by the Department of Labor, by not paying regular minimum wage for time spent performing non-tipped duties. In March 2017, the Company and the plaintiffs in this litigation agreed in principle to settle the litigation. Based upon the conditions of this settlement, the Company has recorded a total expense of $2.1 million in potential settlement and legal costs during the twenty six weeks ended June 25, 2017, but the proposed settlement may result in a loss of $1.8 million in excess of the amount recorded. In 2016, the Company recorded $0.5 million in potential settlement and legal costs related to this matter.
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
During the twenty six weeks ended June 25, 2017, the Company settled a loss claim asserted by the Company which previously arose and recognized a gain of $0.5 million to general and administrative expenses. The majority of the gain pertained to compensation for the Company’s lost operating income awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico.

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

The Company evaluates future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. The impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. The estimates used in the impairment analysis represent a Level 3 fair value measurement. At any given time, the Company may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve. The Company forecasts future cash flows by considering recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. The Company compares this cash flow forecast to the asset's carrying value at the restaurant. Based on this analysis, if the Company determines that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the asset's carrying value exceeds fair value. The Company incurred a non-cash impairment charge of $1.2 million during the twenty-six weeks ended

June 26, 2016 related to one restaurant. The Company did not recognize an impairment charge during the twenty-six weeks ended June 25, 2017.

8.     SUBSEQUENT EVENTS
On August 1, 2017, the Company entered into the Second Amendment. Among other items, the Second Amendment provides for (a) a permanent waiver of noncompliance related to certain events of default occurring between May 8, 2017 and June 2, 2017; (b) the amendment of the maturity date of the senior credit facilities from November 5, 2019 to December 1, 2018, (c) a reduction of the amount the Company may borrow pursuant to its revolving credit facility from $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans) to (i) $20.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on August 1, 2017, (ii) $15.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on December 31, 2017, (iii) $15.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on March 31, 2018 and (iv) $10.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on June 30, 2018; and (d) an increase to the fixed quarterly principal payments from $1.0 million per quarter to $2.5 million per quarter beginning on March 31, 2018.
The Second Amendment also modifies the financial tests that the Company is required to meet by lowering the minimum consolidated fixed charge coverage ratio, raising the maximum consolidated lease-adjusted leverage ratio, and lowering the minimum earnings before interest, taxes, depreciation and amortization (as defined by the Amendment).

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
Our business is sensitive to seasonal fluctuations as, historically, the percentage of operating income earned during the first and fourth quarters has been higher than the other quarters due in part to higher restaurant sales during the winter months in our restaurants located in the southern region of the United States and the year-end holiday season. Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by negative guest traffic, in each quarter of 2016 and the first two quarters of 2017. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest traffic, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants.
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

Results of Operations
Thirteen Weeks Ended June 25, 2017 Compared to the Thirteen Weeks Ended June 26, 2016
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirteen Weeks Ended
	June 25, 2017		% of Revenues		June 26, 2016	% of Revenues		Change		% Change
	(dollars in thousands)
Revenues	$103,041		100.0%		$105,213	100%		$(2,172)		(2.1)%
Costs and expenses
Cost of sales	26,277		25.5%		27,235	25.9%		(958)		(3.5)%
Labor	38,467		37.3%		39,751	37.8%		(1,284)		(3.2)%
Operating	16,700		16.2%		17,612	16.7%		(912)		(5.2)%
Occupancy	7,307		7.1%		7,477	7.1%		(170)		(2.3)%
General and administrative expenses	6,375		6.2%		6,574	6.2%		(199)		(3.0)%
Restaurant preopening costs	121		0.1%		73	0.1%		48		65.8%
Impairment	—	0.02	—%	—	1,249	1.2%	0.01	(1,249)	—	-
Depreciation and amortization	5,143		5.0%		5,547	5.3%		(404)		(7.3)%
Total costs and expenses	100,390		97.4%		105,518	100.3%		(5,128)		(4.9)%
Income (loss) from operations	2,651		2.6%		(305)	(0.3)%		2,956		-
Interest expense, net	529		0.5%		344	0.3%		185		53.8%
Income (loss) before income taxes	2,122		2.1%		(649)	(0.6)%		2,771		-
Income tax expense	176		0.2%		5	—%		171		-
Net income (loss)	$1,946		1.9%		$(654)	(0.6)%		$2,600		-

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.
Revenues. Revenues decreased $2.2 million, or 2.1%, to $103.0 million for the thirteen weeks ended June 25, 2017, as compared to $105.2 million for the thirteen weeks ended June 26, 2016. The decrease of $2.2 million was due to a decrease of 1.0%, or $1.0 million, in comparable restaurant sales, which was the result of a 4.0% decrease in guest counts and a 3.0% increase in average check for the thirteen weeks ended June 25, 2017 as compared to the thirteen weeks ended June 26, 2016. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $2.0 million, or 5.0%, to $37.7 million for the thirteen weeks ended June 25, 2017 as compared to $39.7 million for the thirteen weeks ended June 26, 2016. Comparable restaurant sales for the BRAVO! brand restaurants decreased 1.1%, or $0.4 million, to $36.4 million for the thirteen weeks ended June 25, 2017 as compared to $36.8 million for the thirteen weeks ended June 26, 2016 due to a decrease in guest counts, partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base decreased $1.6 million to $1.3 million for the thirteen weeks ended June 25, 2017 as compared to $2.9 million for the thirteen weeks ended June 26, 2016. The decrease of $1.6 million was primarily due to the closure of two BRAVO restaurants in the third quarter of 2016 and one restaurant closure in the current period. At June 25, 2017, there were 48 BRAVO! restaurants included in the comparable restaurant base and two BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues decreased $0.2 million, or 0.4%, to $65.3 million for the thirteen weeks ended June 25, 2017 as compared to $65.5 million for the thirteen weeks ended June 26, 2016. Comparable restaurant sales for the BRIO brand restaurants decreased 0.9%, or $0.6 million, to $62.9 million for the thirteen weeks ended June 25, 2017 as compared to $63.5 million for the thirteen weeks ended June 26, 2016 due to a decrease in guest counts, partially offset by an increase in average check. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $0.4 million to $2.4 million for the thirteen weeks ended June 25, 2017 as compared to $2.0 million for the thirteen weeks ended June 26, 2016. The increase of $0.4 million was primarily due to the opening of one BRIO restaurant in the fourth quarter of 2016 and the closure of two BRIO restaurants during the period. At June 25, 2017, there were 61 BRIO restaurants included in the comparable restaurant base and two BRIO restaurants not included in the comparable restaurant base.

Cost of Sales. Cost of sales decreased $0.9 million, or 3.5%, to $26.3 million for the thirteen weeks ended June 25, 2017 as compared to $27.2 million for the thirteen weeks ended June 26, 2016. The decrease was primarily due to additional costs associated with the initial testing and implementation of a new menu at both brands during the second quarter of 2016. As a percentage of revenues, cost of sales decreased to 25.5% for the thirteen weeks ended June 25, 2017 as compared to 25.9% for the thirteen weeks ended June 26, 2016. The decrease was primarily due to increases in average check at both brands during the thirteen weeks ended June 25, 2017 as well as additional costs associated with the implementation of a new menu at both brands during the second quarter of the 2016. As a percentage of revenues, food costs decreased 0.3% to 21.2% for the thirteen weeks ended June 25, 2017 as compared to 21.5% for the thirteen weeks ended June 26, 2016. Beverage costs decreased 0.1% to 4.3% for the thirteen weeks ended June 25, 2017 as compared to 4.4% for the the thirteen weeks ended June 26, 2016.
Labor Costs. Labor costs decreased $1.3 million, or 3.2%, to $38.5 million for the thirteen weeks ended June 25, 2017 as compared to $39.8 million for the thirteen weeks ended June 26, 2016. This decrease was primarily due to additional training costs associated with the initial testing and implementation of a new menu at both brands during the second quarter of 2016. As a percentage of revenues, labor costs decreased to 37.3% for the thirteen weeks ended June 25, 2017, from 37.8% for the thirteen weeks ended June 26, 2016, primarily due to additional training costs associated with the initial testing and implementation of a new menu at both brands during the second quarter of 2016.
Operating Costs. Operating costs decreased $0.9 million, or 5.2%, to $16.7 million for the thirteen weeks ended June 25, 2017 as compared to $17.6 million for the thirteen weeks ended June 26, 2016. This decrease was primarily due to a decrease in supplies costs during the thirteen weeks ended June 25, 2017. As a percentage of revenues, operating costs decreased to 16.2% for the thirteen weeks ended June 25, 2017, from 16.7% for the thirteen weeks ended June 26, 2016, primarily due to a decrease in supplies costs.
Occupancy Costs. Occupancy costs decreased $0.2 million, or 2.3%, to $7.3 million for the thirteen weeks ended June 25, 2017 as compared to $7.5 million for the thirteen weeks ended June 26, 2016. This decrease was primarily due to the impact of a net reduction of 40 operating weeks in 2017 as compared to 2016. As a percentage of revenues, occupancy costs remained flat at 7.1% for the thirteen weeks ended June 25, 2017 and June 26, 2016.
General and Administrative. General and administrative expenses decreased by $0.2 million, or 3.0%, to $6.4 million for the thirteen weeks ended June 25, 2017, as compared to $6.6 million for the thirteen weeks ended June 26, 2016. As a percentage of revenues, general and administrative expenses remained flat at 6.2% for the thirteen weeks ended June 25, 2017 and June 26, 2016.
Restaurant Pre-opening Costs. Pre-opening costs increased by $48 thousand to $121 thousand for the thirteen weeks ended June 25, 2017, as compared to $73 thousand for the thirteen weeks ended June 26, 2016. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended June 25, 2017, we did not open any restaurants and had one restaurant under construction. During the thirteen weeks ended June 26, 2016, we did not open any restaurants and did not have any restaurants under construction.
Impairment.  We review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Our impairment charges have been incurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy. Based upon our analysis, we did not incur a non-cash impairment charge during the thirteen weeks ended June 25, 2017. We incurred a non-cash impairment charge of $1.2 million during the thirteen weeks ended June 26, 2016 related to one restaurant.

Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.4 million to $5.1 million for the thirteen weeks ended June 25, 2017, as compared to $5.5 million for the thirteen weeks ended June 26, 2016. This decrease was primarily due to asset impairment charges incurred in 2016. As a percentage of revenues, depreciation and amortization expenses decreased to 5.0% for the thirteen weeks ended June 25, 2017 as compared to 5.3% for the thirteen weeks ended June 26, 2016. The decrease, as a percentage of revenues, was due to asset impairment charges incurred in 2016.
Net Interest Expense. Net interest expense increased by $0.2 million to $0.5 million for the thirteen weeks ended June 25, 2017, as compared to $0.3 million for the thirteen weeks ended June 26, 2016. This increase was primarily due to higher borrowing rates for the thirteen weeks ended June 25, 2017 after giving effect to the Amendment, as compared to the borrowing rates for the thirteen weeks ended June 26, 2016.
Income Taxes. Income tax expense increased $171 thousand to $176 thousand for the thirteen weeks ended June 25, 2017, as compared to $5 thousand for the thirteen weeks ended June 26, 2016. The increase in income tax expense was due to the difference in the estimated annual effective tax rate of approximately 5% for the thirteen weeks ended June 25, 2017 as compared to approximately 10% as well as a loss before taxes, which was primarily driven by an impairment charge, for the thirteen weeks ended June 26, 2016.
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
The following is a reconciliation from net income and net income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Thirteen Weeks Ended
	June 25, 2017	June 26, 2016

Net income (loss)	$1,946	$(654)
Impact from:
Asset impairment charges (1)	—	1,249
Reserve for uncertain tax positions (2)	—	265
Tax expense from excess tax deficiency for option exercises (3)	—	134
Income tax expense (4)	—	(125)
Adjusted net income	$1,946	$869

	Basic		Diluted
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net income(loss) per share	$0.13	$(0.04)	$0.13	$(0.04)
Impact from:
Asset impairment charges (1)	—	0.08	—	0.08
Reserve for uncertain tax positions (2)	—	0.02	—	0.02
Tax expense from excess tax deficiency for option exercises (3)	—	0.01	—	0.01
Income tax expense (4)	—	(0.01)	—	(0.01)
Adjusted net income per share	$0.13	$0.06	$0.13	$0.06
Weighted average shares outstanding (5)	15,174	14,597	15,221	15,227
_________________________

1)	Reflects non-cash asset impairment charges for the thirteen weeks ended June 26, 2016 for one restaurant.

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

Twenty-Six Weeks Ended June 25, 2017 Compared to the Twenty-Six Weeks Ended June 26, 2016
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Twenty-Six Weeks Ended
	June 25, 2017	% of Revenues	June 26, 2016	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$209,760	100%	$214,013	100%	$(4,253)	(2.0)%
Costs and expenses
Cost of sales	54,488	26.0%	55,242	25.8%	(754)	(1.4)%
Labor	77,537	37.0%	79,016	36.9%	(1,479)	(1.9)%
Operating	33,785	16.1%	35,194	16.4%	(1,409)	(4.0)%
Occupancy	15,756	7.5%	15,586	7.3%	170	1.1%
General and administrative expenses	14,046	6.7%	13,245	6.2%	801	6.0%
Restaurant preopening costs	150	0.1%	514	0.2%	(364)	(70.8)%
Impairment	—	—%	1,249	0.6%	(1,249)	-
Depreciation and amortization	10,257	4.9%	11,080	5.2%	(823)	(7.4)%
Total costs and expenses	206,019	98.2%	211,126	98.7%	(5,107)	(2.4)%
Income from operations	3,741	1.8%	2,887	1.3%	854	29.6%
Interest expense, net	1,040	0.5%	692	0.3%	348	50.3%
Income before income taxes	2,701	1.3%	2,195	1.0%	506	23.1%
Income tax expense	205	0.1%	601	0.3%	(396)	(65.9)%
Net income	$2,496	1.2%	$1,594	0.7%	$902	56.6%

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.
Revenues. Revenues decreased $4.2 million, or 2.0%, to $209.8 million for the twenty-six weeks ended June 25, 2017, as compared to $214.0 million for the twenty-six weeks ended June 26, 2016. The decrease of $4.2 million was primarily due to a decrease in comparable restaurant sales of 1.6%, or $3.4 million, which was the result of a 3.6% decrease in guest counts and a 2.0% increase in average check. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $3.6 million, or 4.6%, to $75.9 million for the twenty-six weeks ended June 25, 2017 as compared to $79.5 million for the twenty-six weeks ended June 26, 2016. Comparable restaurant sales for the BRAVO! brand restaurants decreased 2.0%, or $1.5 million, to $73.4 million for the twenty-six weeks ended June 25, 2017 as compared to $74.9 million for the twenty-six weeks ended June 26, 2016. This decrease was due to a decrease guest counts, partially offset by an increase in average check during the first twenty-six weeks of 2017. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base decreased $2.1 million to $2.5 million for the twenty-six weeks ended June 25, 2017 as compared to $4.6 million for the twenty-six weeks ended June 26, 2016. The decrease of $2.1 million was primarily due to the impact of two restaurant closures in the third quarter of 2016 and one restaurant closure in the current period. At June 25, 2017, there were 48 BRAVO! restaurants included in the comparable restaurant base and two BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues decreased $0.7 million, or 0.5%, to $133.7 million for the twenty-six weeks ended June 25, 2017 as compared to $134.4 million for the twenty-six weeks ended June 26, 2016. Comparable restaurant sales for the BRIO brand restaurants decreased 1.4%, or $1.9 million, to $128.6 million for the twenty-six weeks ended June 25, 2017 as compared to $130.5 million for the twenty-six weeks ended June 26, 2016. This decrease was due to a decrease in guest counts, partially offset by an increase in average check during the first twenty-six weeks of 2017. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $1.2 million to $5.1 million for the twenty-six weeks ended June 25, 2017 as compared to $3.9 million for the twenty-six weeks ended June 26, 2016. The increase of $1.2 million was primarily due to the opening of three BRIO restaurants in 2016. At June 25, 2017, there were 61 BRIO restaurants included in the comparable restaurant base and two BRIO restaurants not included in the comparable restaurant base.

Cost of Sales. Cost of sales decreased approximately $0.7 million, or 1.4%, to $54.5 million for the twenty-six weeks ended June 25, 2017 as compared to $55.2 million for the twenty-six weeks ended June 26, 2016. The decrease was primarily due to the additional costs associated with the initial testing and implementation of a new menu at both brands during the second quarter of 2016. As a percentage of revenues, cost of sales increased to 26.0% for the twenty-six weeks ended June 25, 2017 as compared to 25.8% for the twenty-six weeks ended June 26, 2016. As a percentage of revenues, food costs increased 0.3% to 21.6% for the twenty-six weeks ended June 25, 2017 as compared to 21.3% for the twenty-six weeks ended June 26, 2016. Beverage costs, as a percentage of revenues, decreased 0.1% to 4.4% for the twenty-six weeks ended June 25, 2017 as compared to 4.5% for the twenty-six weeks ended June 26, 2016.
Labor Costs. Labor costs decreased $1.5 million, or 1.9%, to $77.5 million for the twenty-six weeks ended June 25, 2017, as compared to $79.0 million for the twenty-six weeks ended June 26, 2016. This decrease was primarily due to additional training costs associated with the initial testing and implementation of a new menu at both brands during the second quarter of 2016. As a percentage of revenues, labor costs increased to 37.0% for the twenty-six weeks ended June 25, 2017 as compared to 36.9% for the twenty-six weeks ended June 26, 2016. The increase was primarily due the deleveraging resulting from the decrease in comparable restaurant sales in the first twenty-six weeks of 2017 as compared to the same period in the prior year.
Operating Costs. Operating costs decreased $1.4 million, or 4.0%, to $33.8 million for the twenty-six weeks ended June 25, 2017, as compared to $35.2 million for the twenty-six weeks ended June 26, 2016. This decrease was primarily due to a decrease in supplies costs during the twenty-six weeks ended June 25, 2017. As a percentage of revenues, operating costs decreased to 16.1% for the twenty-six weeks ended June 25, 2017 as compared to 16.4% for the twenty-six weeks ended June 26, 2016. This decrease was primarily due to a decrease in supplies costs during the twenty-six weeks of 2017 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs increased $0.2 million, or 1.1%, to $15.8 million for the twenty-six weeks ended June 25, 2017, as compared to $15.6 million for the twenty-six weeks ended June 26, 2016. This increase was primarily due to a reduction in the amortization of deferred incentives. As a percentage of revenues, occupancy costs increased to 7.5% for the twenty-six weeks ended June 25, 2017 as compared to 7.3% for the twenty-six weeks ended June 26, 2016 due to the deleveraging resulting from the decrease in comparable restaurant sales in the first twenty-six weeks of 2017 as compared to the same period in the prior year.
General and Administrative. General and administrative expenses increased by $0.8 million, or 6.0%, to $14.0 million for the twenty-six weeks ended June 25, 2017, as compared to $13.2 million for the twenty-six weeks ended June 26, 2016. This increase was primarily due to an increase in litigation costs during the twenty-six weeks ended June 25, 2017. As a percentage of revenues, general and administrative expenses increased to 6.7% for the twenty-six weeks ended June 25, 2017 as compared to 6.2% for the twenty-six weeks ended June 26, 2016, due mainly to an increase in litigation costs as well as the deleveraging resulting from the decrease in comparable restaurant sales in the first twenty-six weeks of 2017 as compared to the same period in the prior year.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $0.3 million to $0.2 million for the twenty-six weeks ended June 25, 2017 as compared to $0.5 million for the twenty-six weeks ended June 26, 2016. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the first twenty-six weeks of 2017, we did not open any restaurants and had one restaurant under construction. In the first twenty-six weeks of 2016, we opened two restaurants and had no restaurants under construction.
Impairment.  We review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Our impairment charges have been incurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy. Based upon our analysis, we did not incur a non-cash impairment charge during the twenty-six weeks ended June 25, 2017. We incurred a non-cash impairment charge of $1.2 million during the twenty-six weeks ended June 26, 2016 related to one restaurant.
Depreciation and Amortization. Depreciation and amortization expenses decreased $0.8 million to $10.3 million for the twenty-six weeks ended June 25, 2017 as compared to $11.1 million for the twenty-six weeks ended June 26, 2016. This decrease was primarily due to asset impairment charges incurred in 2016. As a percentage of revenues, depreciation and amortization expenses decreased to 4.9% for the twenty-six weeks ended June 25, 2017 as compared to 5.2% for the twenty-six weeks ended June 26, 2016. The decrease, as a percentage of revenues, was due to asset impairment charges incurred in 2016.
.

Net Interest Expense. Net interest expense increased by $0.3 million to $1.0 million for the twenty-six weeks ended June 25, 2017 as compared to $0.7 million and the twenty-six weeks ended June 26, 2016. This increase was primarily due to higher borrowing rates for the twenty-six weeks ended June 25, 2017 after giving effect to the Amendment, as compared to the borrowing rates for the twenty-six weeks ended June 26, 2016.
Income Taxes. Income tax expense decreased $0.4 million to $0.2 million for the twenty-six weeks ended June 25, 2017 as compared to an income tax expense of $0.6 million for the twenty-six weeks ended June 26, 2016. The decrease in income tax expense was due to the difference in the estimated annual effective tax rate of approximately 5% for the twenty-six weeks ended June 25, 2017 as compared to an estimated annual effective tax rate of approximately 10% for the twenty-six weeks ended June 26, 2016
Non-GAAP Measures. Adjusted net income and Adjusted net income per share are supplemental measures of our performance that are not required or presented in accordance with generally accepted accounting principles, or GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered by themselves or as a substitute for measures of performance prepared in accordance with GAAP.
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
The following is a reconciliation from net income and net income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016
Net income	$2,496	$1,594
Impact from:
Litigation settlements and expenses, net (1)	1,560	—
Asset impairment charges (2)	—	1,249
Reserve for uncertain tax positions (3)	—	265
Tax expense from excess tax deficiency for option exercises (4)	—	134
Income tax expense (5)	(78)	(125)
Adjusted net income	$3,978	$3,117

	Basic		Diluted
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net income per share	$0.16	$0.11	$0.16	$0.10
Impact from:
Litigation settlements and expenses, net (1)	0.10	—	0.10	—
Asset impairment charges (2)	—	0.08	—	0.08
Reserve for uncertain tax positions (3)	—	0.02	—	0.02
Tax expense from excess tax deficiency for option exercises (4)	—	0.01	—	0.01
Income tax expense (5)	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Adjusted net income per share	$0.25	$0.21	$0.25	$0.20
Weighted average shares outstanding	15,144	14,681	15,175	15,331
______________________

1)
See Note 6 to our unaudited consolidated financial statements in Part 1, Item 1 of this report for information regarding litigation settlements and expenses recorded during the twenty-six weeks ended June 26, 2016.

2)	Reflects non-cash asset impairment charges for the twenty-six weeks ended June 26, 2016 for one restaurant.

3)
During the twenty-six weeks ended June 26, 2016, the Company determined that settlement of the Internal Revenue Service audit of the Company's fiscal year ended December 26, 2010 was more likely than not and recorded a reserve for an uncertain tax position.

4)	Reflects the excess tax deficiency associated with the exercise of stock options during the period.

5)	Reflects the adjustments for income taxes, at our estimated annual effective tax rate, related to accrued liability for current litigation and impairment charges.

Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our revolving credit facility. As of June 25, 2017, we had approximately $0.4 million in cash and cash equivalents. On August 1, 2017, the Company entered into the Second Amendment to its senior credit facilities. The Second Amendment reduces the amount we may borrow pursuant to our revolving credit facility from $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans) to (i) $20.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on August 1, 2017, (ii) $15.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on December 31, 2017, (iii) $15.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on March 31, 2018 and (iv) $10.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on June 30, 2018. After giving effect to the Second Amendment, as of June 25, 2017, we would have had approximately $10.4 million of availability under our revolving credit facility (after giving effect to $2.9 million of outstanding letters of credit and $6.7 million in outstanding debt under our revolving credit facility).
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

The following table presents a summary of our cash flows for the twenty-six weeks ended June 25, 2017 and June 26, 2016 (dollars in thousands):

	Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016
Net cash provided by operating activities	$7,404	$11,727
Net cash used in investing activities	(4,659)	(7,693)
Net cash used in financing activities	(2,824)	(4,100)
Net decrease in cash and cash equivalents	(79)	(66)
Cash and cash equivalents at beginning of period	444	447
Cash and cash equivalents at end of period	$365	$381
Operating Activities. Net cash provided by operating activities was $7.4 million for the twenty-six weeks ended June 25, 2017, compared to $11.7 million for the twenty-six weeks ended June 26, 2016. Cash receipts from operations, including the net redemption of gift cards, for the first twenty-six weeks of 2017 and 2016 were $204.2 million and $212.3 million, respectively. Cash expenditures for operations during the first twenty-six weeks of 2017 and 2016 were $196.9 million and $201.1 million, respectively.
Investing Activities. Net cash used in investing activities was $4.7 million for the twenty-six weeks ended June 25, 2017, compared to $7.7 million for the twenty-six weeks ended June 26, 2016. We invest cash to purchase property and equipment related to our restaurant expansion plans, which is related to the timing of spending for our new restaurants as well as the number of restaurants that were opened and under construction during 2017 versus 2016. During the first twenty-six weeks of 2017, we did not open a restaurant and had one restaurant under construction. During the first twenty-six weeks of 2016, we opened two restaurants and did not have any restaurants under construction.
Financing Activities. Net cash used in financing activities was $2.8 million for the twenty-six weeks ended June 25, 2017, compared to net cash used in financing activities of $4.1 million for the twenty-six weeks ended June 26, 2016. For the twenty-six weeks ended June 25, 2017, we had net repayments of $2.8 million on our senior credit facilities. For the twenty-six weeks ended June 26, 2016, we had net repayments of $0.6 million on our revolving credit facility and repurchased $3.5 million in treasury stock.
As of June 25, 2017, we had no financing transactions, arrangements or other relationships with any related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2017 to be in the range of approximately $5.5 million to $7.5 million, for a total of $9.0 million to $11.0 million for the year 2017. This is primarily related to the opening of one restaurant prior to the end of 2017 as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with this restaurant opening, we anticipate expensing approximately $0.3 million to $0.8 million in pre-opening costs for the remainder of 2017 for a total of approximately $0.5 million to $1.0 million for the year 2017.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $58.9 million at June 25, 2017, compared to a net working capital deficit of $55.5 million at December 25, 2016.
On November 5, 2014, the Company entered into the 2014 Credit Agreement with a syndicate of financial institutions and on October 31, 2016, the Company entered into the Amendment. The Amendment redefines the Company's senior credit facilities and provides for (i) a $35.0 million term loan facility, maturing in 2019, and (ii) a revolving credit facility under which the Company may borrow up to $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2019. Our senior credit facilities are (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property and (iii) secured by a pledge of all of the capital stock of our subsidiaries. The Amendment also modified the financial tests that the Company is required to meet by removing the maximum consolidated total leverage ratio, revising the minimum consolidated fixed charge coverage ratio, adding a maximum consolidated lease-adjusted leverage ratio and adding a minimum earnings before interest, taxes, depreciation and amortization as defined by the Amendment. In addition to these financial tests, the Amendment places limitations on new restaurant leases until the lease-adjusted leverage ratio meets certain thresholds. At June 25, 2017, the Company was in compliance with its applicable financial covenants. Additionally, the Amendment contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.
Borrowings under the senior credit facilities bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the Amendment) plus the applicable margin of 1.50% to 2.00% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.50% to 3.00%. The applicable margins with respect to our revolving credit facility vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our revolving credit facility bear interest only at the Base Rate plus the applicable margin. Interest on loans based upon the Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. The Amendment requires the Company to make fixed quarterly principal payments of $1.0 million under the senior credit facilities. In addition to making fixed quarterly principal payments under the Company’s senior credit facilities, the Company is required to pay an unused facility fee to the lenders equal to 0.30% to 0.50% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 31, 2016, payable quarterly in arrears. As of June 25, 2017, we had an outstanding principal balance of approximately $32.0 million on our term loan facility and $6.7 million on our revolving credit facility.
On June 2, 2017, the Company received notice from Wells Fargo Bank, as administrative agent under the Amendment, of the occurrence of certain events of default relating to the Company's noncompliance with the maximum lease-adjusted leverage ratio contained in the Amendment. On June 8, 2017, the Company received a waiver of noncompliance with this financial covenant that was effective until July 14, 2017. On July 13, 2017, the Company entered into an amended and restated waiver agreement, which further extended the waiver until August 25, 2017.
On August 1, 2017, the Company entered into the Second Amendment. Among other items, the Second Amendment provides for (a) a permanent waiver of noncompliance related to certain events of default occurring between May 8, 2017 and June 2, 2017; (b) the amendment of the maturity date of the senior credit facilities from November 5, 2019 to December 1, 2018, (c) a reduction of the amount the Company may borrow pursuant to its revolving credit facility from $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans) to (i) $20.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on August 1, 2017, (ii) $15.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on December 31, 2017, (iii) $15.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on March 31, 2018 and (iv) $10.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on June 30, 2018; and (d) an increase to the fixed quarterly principal payments from $1.0 million per quarter to $2.5 million per quarter beginning on on March 31, 2018. As a result of this requirement, the Company has classified $7.0 million of its long-term debt as current in its consolidated balance sheets as of June 25, 2017. The Second Amendment also modifies the financial tests that the Company is required to meet by lowering the minimum consolidated fixed charge coverage ratio, raising the maximum consolidated lease-adjusted leverage ratio, and lowering the minimum earnings before interest, taxes, depreciation and amortization (as defined in the Amendment).

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
OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 25, 2017, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
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
At June 25, 2017, we had $38.7 million outstanding under our senior credit facilities. Each one-eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in an approximately $48,000 annual change in our interest expense.
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

10.1*
Waiver and Second Amendment to the Credit Agreement, dated as of August 1, 2017, by and among Bravo Brio Restaurant Group, Inc., as borrower, the domestic subsidiaries of the borrower, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, KeyBank National Association as documentation agent, and Wells Fargo Securities, LLC, Keybanc Capital Markets, Inc. and Merril Lynch, Pierce, Fenner & Smith, Inc., as co-lead arrangers and joint book managers.

10.2*	Amendment to the Employment Agreement, dated as of August 2, 2017, by and between Bravo Brio Restaurant Group, Inc. and Brian T. O'Malley.

10.3*	Amendment to the Employment Agreement, dated as of August 2, 2017, by and between Bravo Brio Restaurant Group, Inc. and James J. O'Connor.

10.4*	Employment Agreement, dated as of August 3, 2017, by and between Bravo Brio Restaurant Group, Inc. and Khanh P Collins.

11	Computation of Per Share Earnings (included in the Condensed Notes to Unaudited Consolidated Financial Statements contained in this Report).

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 3, 2017

Bravo Brio Restaurant Group, Inc.

By:	/s/ Brian T. O'Malley
Brian T. O'Malley
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James J. O’Connor
James J. O’Connor
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)