Form 10-Q
period 2017-09-24
Bravo Brio Restaurant Group, Inc.
filed 2017-11-02
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2017
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
☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒
As of November 1, 2017, the latest practicable date, 15,204,654 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 24, 2017 AND DECEMBER 25, 2016
(Dollars in thousands)

	September 24, 2017	December 25, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$387	$444
Accounts receivable	5,780	9,587
Tenant improvement allowance receivable	116	799
Inventories	2,636	3,114
Prepaid expenses and other current assets	1,903	3,339
Total current assets	10,822	17,283
Property and equipment — net	137,178	145,120
Other assets — net	4,147	4,359
Total assets	$152,147	$166,762
Liabilities and shareholders' deficiency in assets
Current liabilities
Trade and construction payables	$16,770	$15,514
Accrued expenses	23,600	27,351
Current portion of long-term debt	8,500	4,000
Deferred lease incentives	7,270	7,334
Deferred gift card revenue	11,270	18,618
Total current liabilities	67,410	72,817
Deferred lease incentives	48,252	54,459
Long-term debt	34,900	37,500
Other long-term liabilities	22,367	23,516
Commitments and contingencies (Note 6)
Shareholders’ deficiency in assets
Common shares, no par value per share— authorized 100,000,000 shares; 21,178,105 shares issued at September 24, 2017 and 21,069,454 shares issued at December 25, 2016	203,285	202,561
Preferred shares, no par value per share— authorized 5,000,000 shares; issued and outstanding, 0 shares at September 24, 2017 and December 25, 2016	—	—
Treasury shares, 5,977,860 shares at September 24, 2017 and December 25, 2016	(81,019)	(81,019)
Retained deficit	(143,048)	(143,072)
Total shareholders’ deficiency in assets	(20,782)	(21,530)
Total liabilities and shareholders’ deficiency in assets	$152,147	$166,762
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2017 AND SEPTEMBER 25, 2016 (UNAUDITED)
(in thousands except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Revenues	$88,731	$94,588	$298,491	$308,601
Costs and expenses
Cost of sales	22,713	25,265	77,201	80,507
Labor	34,339	36,938	111,876	115,954
Operating	15,699	16,432	49,484	51,626
Occupancy	7,132	8,036	22,888	23,622
General and administrative expenses	5,267	6,896	19,313	20,141
Restaurant preopening costs	270	107	420	621
Impairment	—	—	—	1,249
Depreciation and amortization	5,148	5,600	15,405	16,680
Total costs and expenses	90,568	99,274	296,587	310,400
(Loss) income from operations	(1,837)	(4,686)	1,904	(1,799)
Interest expense, net	677	406	1,717	1,098
(Loss) income before income taxes	(2,514)	(5,092)	187	(2,897)
Income tax (benefit) expense	(42)	(2,107)	163	(1,506)
Net (loss) income	$(2,472)	$(2,985)	$24	$(1,391)
Net (loss) income per basic share	$(0.16)	$(0.20)	$0.00	$(0.09)
Net (loss) income per diluted share	$(0.16)	$(0.20)	$0.00	$(0.09)
Weighted average shares outstanding-basic	15,197	14,582	15,162	14,648
Weighted average shares outstanding-diluted	15,197	14,582	15,190	14,648
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY IN ASSETS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2017 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Shareholders’
	Shares	Amount	Deficit	Shares	Amount	Deficiency in Assets
Balance — December 25, 2016	21,069,454	$202,561	$(143,072)	(5,977,860)	$(81,019)	$(21,530)
Net income	—	—	24	—	—	24
Share-based compensation costs	—	748	—	—	—	748
Proceeds from the exercise of stock options	13,228	19	—			19
Issuance of shares of restricted stock	104,873	—	—	—	—	—
Shares withheld for employee taxes	(9,450)	(43)	—	—	—	(43)
Balance — September 24, 2017	21,178,105	$203,285	$(143,048)	(5,977,860)	$(81,019)	$(20,782)
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2017 AND SEPTEMBER 25, 2016
(UNAUDITED)
(Dollars in thousands)

	Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016
Cash flows from operating activities:
Net income (loss)	$24	$(1,391)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,581	16,744
Loss on disposals of property and equipment	445	695
Write-off of unamortized loan origination fees	69	—
Impairment of assets	—	1,249
Amortization of deferred lease incentives	(5,942)	(6,026)
Share-based compensation costs	748	864
Deferred income taxes	—	(1,506)
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	4,490	2,521
Inventories	478	451
Prepaid expenses and other current assets	1,596	806
Trade and construction payables	1,257	(1,994)
Deferred lease incentives	(329)	2,054
Deferred gift card revenue	(7,348)	(3,581)
Other accrued expenses	(3,751)	(3,668)
Other — net	(1,100)	(147)
Net cash provided by operating activities	6,218	7,071
Cash flows from investing activities:
Purchase of property and equipment	(7,887)	(11,629)
Net cash used in investing activities	(7,887)	(11,629)
Cash flows from financing activities:
Proceeds from long-term debt	463,900	489,100
Payments on long-term debt	(462,000)	(481,400)
Proceeds from the exercise of stock options	19	445
Shares withheld for employee taxes	(43)	(185)
Repurchase of treasury shares	—	(3,461)
Loan origination fees related to credit facility amendment	(264)	—
Net cash provided by financing activities	1,612	4,499
Net decrease in cash and cash equivalents	(57)	(59)
Cash and cash equivalents — beginning of period	444	447
Cash and cash equivalents — end of period	$387	$388
Supplemental disclosures of cash flow information:
Interest paid	1,515	925
Income taxes (received) paid	(1,128)	458
Property financed by trade and construction payables	616	880
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION
Description of Business — As of September 24, 2017, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 113 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 113 restaurants the Company operates, there are 49 Bravo! Cucina Italiana® restaurants, 63 Brio Tuscan Grille™ restaurants and one Bon Vie® restaurant in operation in 32 states throughout the United States of America. The Company owns all of its restaurants with the exception of one Brio Tuscan Grille™ restaurant, which it operates under a management agreement and for which operation it receives a management fee. Additionally, one Brio Tuscan Grille™ restaurant is operated under a franchise agreement.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The FASB later issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations, in March 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, in April 2016, ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, in May 2016, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, all of which further clarified aspects of Topic 606. The pronouncement is effective for annual and interim reporting periods beginning after December 15, 2017 and the amendments have the same effective date and transition requirements as the revenue standard. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the overall impact this ASU will have on its consolidated financial statements. While the Company continues to assess all potential impacts of this ASU, it currently believes the most significant impact relates to accounting for unredeemed gift cards (breakage). Under this ASU, the Company expects to recognize breakage proportional to actual gift card redemptions. The Company plans to adopt this ASU in fiscal 2018, using the modified retrospective method. Under this method, the Company expects to record a cumulative adjustment to retained earnings related to the impacts of applying the new ASU. Additionally, this ASU requires enhanced disclosures, including significant judgments in measurement and recognition. The Company is continuing its assessment, which may identify other impacts.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. As of September 24, 2017, the Company has not adopted this ASU. The Company has not completed the process of evaluating the impact that will result from adopting this ASU and is therefore unable to disclose the impact that adopting this ASU will have on its financial position, results of operations, and cash flows.
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
(in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net (loss) income	$(2,472)	$(2,985)	$24	$(1,391)
Weighted average common shares outstanding	15,197	14,582	15,162	14,648
Effect of dilutive securities:
Stock options	—	—	17	—
Restricted stock	—	—	11	—
Weighted average common and potentially issuable common shares outstanding—diluted	15,197	14,582	15,190	14,648
Basic net (loss) income per common share	$(0.16)	$(0.20)	$0.00	$(0.09)
Diluted net (loss) income per common share	$(0.16)	$(0.20)	$0.00	$(0.09)

Shares of common stock equivalents of 422,790 were excluded from the diluted calculation for the thirteen weeks ended September 24, 2017 due to a net loss during the period. Shares of common stock equivalents of 389,836 were excluded from the diluted calculation due to their anti-dilutive effect for the thirty-nine weeks ended September 24, 2017. Shares of common stock equivalents of 806,286 were excluded from the diluted calculation for the thirteen and thirty-nine weeks ended September 25, 2016 due to a net loss during each respective period.

3.	LONG-TERM DEBT
Long-term debt at September 24, 2017 and December 25, 2016 consisted of the following (in thousands):

	September 24, 2017	December 25, 2016
Term loan	$31,000	$34,000
Revolving credit facility	12,400	7,500
Total	43,400	41,500
Less current maturities	8,500	4,000
Long-term debt	$34,900	$37,500

On November 5, 2014, the Company entered into a credit agreement (the "2014 Credit Agreement") with a syndicate of financial institutions with respect to its senior credit facilities. On October 31, 2016, the Company entered into an amendment to the 2014 Credit Agreement (the "Amendment"). The Amendment redefined the Company's senior credit facilities and provides for (i) a $35.0 million term loan facility, maturing in 2019, and (ii) a revolving credit facility under which the Company may borrow up to $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2019. On August 1, 2017, the Company entered into a second amendment to the 2014 Credit Agreement (the "Second Amendment"). The Second Amendment provides for (a) the amendment of the maturity date of the senior credit facilities from November 5, 2019 to December 1, 2018, (b) a reduction of the amount the Company may borrow pursuant to its revolving credit facility from $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans) to (i) $20.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on August 1, 2017, (ii) $15.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on December 31, 2017, (iii) $15.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on March 31, 2018 and (iv) $10.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on June 30, 2018; and (c) an increase to the fixed quarterly principal payments from $1.0 million per quarter to $2.5 million per quarter beginning on March 31, 2018.
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
The 2014 Credit Agreement provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of September 24, 2017, the maximum exposure under these standby letters of credit was $2.9 million.
Pursuant to the Second Amendment, the Company is required to meet certain financial covenants including a minimum consolidated fixed charge coverage ratio, a maximum consolidated lease-adjusted leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization. In addition to these financial tests, the Amendment places limitations on new restaurant leases until the lease-adjusted leverage ratio meets certain thresholds.

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

2006 Plan
Stock option activity for the thirty-nine weeks ended September 24, 2017 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 25, 2016	56,691	$1.45
Exercised	(13,228)	$1.45
Granted	—	$—
Forfeited	(23,509)	$1.45
Outstanding at September 24, 2017	19,954	$1.45
Exercisable at September 24, 2017	19,954	$1.45
At September 24, 2017, the weighted-average remaining contractual term of options outstanding was approximately 2.0 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at September 24, 2017 was $19.0 thousand.
Stock Incentive Plan
Restricted stock activity for the thirty-nine weeks ended September 24, 2017 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 25, 2016	320,570	$9.20
Granted	236,500	$4.69
Vested	(104,873)	$10.84
Forfeited	(49,361)	$7.27
Outstanding at September 24, 2017	402,836	$6.36
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant.  Stock compensation costs related to shares of restricted stock were approximately $0.7 million and $0.9 million for the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively. As of September 24, 2017, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $1.9 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 2.9 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 9,450 and 22,792 shares of restricted stock towards the minimum statutory tax withholdings, which the Company recorded as a reduction in common shares in the amount of approximately $43.0 thousand and $170.0 thousand, for the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively.

5.	INCOME TAXES
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Due to the impairment charges recorded during 2016 and 2015, the Company is in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes ("ASU 740"), cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Based on the required weight of that evidence under ASC 740, the Company has determined that a valuation allowance was needed for all of its net deferred income tax assets. The Company recorded valuation allowances of $67.0 million and $64.7 million as of September 24, 2017 and December 25, 2016, respectively. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets will be recognized as a reduction of future income tax expense.

6.     COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims, possible legal actions, and other matters arising out of the normal course of business. While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying consolidated financial statements.
As of September 24, 2017, the Company has assigned the lease relating to one property; however, the Company remains secondarily liable for the associated lease payments. The Company has recorded a liability for this continuing obligation which is based on the Company’s estimate of fair value.   If the assignee ceases making lease payments or otherwise fails to perform its contractual obligations, the Company may incur additional expense and increase the liability associated with this continuing obligation.
In May 2016, a former restaurant hourly employee filed a putative class and collective action lawsuit in the United States District Court for the Southern District of Missouri, Mamdooh Hussein v. Bravo Brio Restaurant Group, Inc., alleging that the Company violated Missouri wage and hour law and the Fair Labor Standards Act, as interpreted by the Department of Labor, by not paying regular minimum wage for time spent performing non-tipped duties. In March 2017, the Company and the plaintiffs in this litigation agreed in principle to settle the litigation. Based upon the conditions of this settlement, the Company has recorded a total expense of $2.1 million in potential settlement and legal costs during the thirty-nine weeks ended September 24, 2017, but the proposed settlement may result in a loss of $1.8 million in excess of the amount recorded. In 2016, the Company recorded $0.5 million in potential settlement and legal costs related to this matter.
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
During the thirty-nine weeks ended September 24, 2017, the Company settled a loss claim asserted by the Company which previously arose and recognized a gain of $0.5 million to general and administrative expenses. The majority of the gain pertained to compensation for the Company’s lost operating income awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico.

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

The Company evaluates future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. The impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. The estimates used in the impairment analysis represent a Level 3 fair value measurement. At any given time, the Company may be monitoring a number of locations, and future impairment charges could be required if individual restaurant performance does not improve. The Company forecasts future cash flows by considering recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. The Company compares this cash flow forecast to the asset's carrying value at the restaurant. Based on this analysis, if the Company determines that the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the asset's carrying value exceeds fair value. The Company incurred a non-cash impairment charge of $1.2 million during the thirty-nine weeks ended September 25, 2016 related to one restaurant. The Company did not recognize an impairment charge during the thirty-nine weeks ended September 24, 2017.

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
Our business is sensitive to seasonal fluctuations as, historically, the percentage of operating income earned during the first and fourth quarters has been higher than the other quarters due in part to higher restaurant sales during the winter months in our restaurants located in the southern region of the United States and the year-end holiday season. Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by negative guest traffic, in each quarter of 2016 and the first three quarters of 2017. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest traffic, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants.
Recent guest traffic trends and their effect on sales may result in individual restaurants being cash flow negative. For these restaurants, the Company reviews the associated long-lived assets, such as property, equipment and intangibles subject to amortization, for impairment. We are currently monitoring the performance of certain restaurants with negative cash flows. Based on our current projections, no additional impairment beyond that already recorded has been identified. However, depending upon the performance trends of these monitored restaurants, an impairment charge may be necessary in the fourth quarter of 2017. See the Company’s significant accounting policies presented in Note 1 to the Company’s consolidated financial statements for the fiscal year ended December 25, 2016, which are contained in our 2016 Annual Report on Form 10-K, for further information regarding the Company's accounting policy for impairment of long-lived assets and intangible assets.
Results of Operations
Thirteen Weeks Ended September 24, 2017 Compared to the Thirteen Weeks Ended September 25, 2016
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirteen Weeks Ended
	September 24, 2017	% of Revenues	September 25, 2016	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$88,731	100.0%	$94,588	100%	$(5,857)	(6.2)%
Costs and expenses
Cost of sales	22,713	25.6%	25,265	26.7%	(2,552)	(10.1)%
Labor	34,339	38.7%	36,938	39.1%	(2,599)	(7.0)%
Operating	15,699	17.7%	16,432	17.4%	(733)	(4.5)%
Occupancy	7,132	8.0%	8,036	8.5%	(904)	(11.2)%
General and administrative expenses	5,267	5.9%	6,896	7.3%	(1,629)	(23.6)%
Restaurant preopening costs	270	0.3%	107	0.1%	163	-
Depreciation and amortization	5,148	5.8%	5,600	5.9%	(452)	(8.1)%
Total costs and expenses	90,568	102.1%	99,274	105.0%	(8,706)	(8.8)%
(Loss) income from operations	(1,837)	(2.1)%	(4,686)	(5.0)%	2,849	(60.8)%
Interest expense, net	677	0.8%	406	0.4%	271	66.7%
(Loss) income before income taxes	(2,514)	(2.8)%	(5,092)	(5.4)%	2,578	(50.6)%
Income tax (benefit) expense	(42)	0.0%	(2,107)	(2.2)%	2,065	(98.0)%
Net (loss) income	$(2,472)	(2.8)%	$(2,985)	(3.2)%	$513	(17.2)%

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.
Revenues. Revenues decreased $5.9 million, or 6.2%, to $88.7 million for the thirteen weeks ended September 24, 2017, as compared to $94.6 million for the thirteen weeks ended September 25, 2016. The decrease of $5.9 million was due to the cumulative impact of the closure of five Company restaurants in 2017 and a decrease of 5.7%, or $5.1 million, in comparable restaurant sales, which was the result of a 5.8% decrease in guest counts and a 0.1% increase in average check for the thirteen weeks ended September 24, 2017 as compared to the thirteen weeks ended September 25, 2016. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $2.3 million, or 6.6%, to $32.6 million for the thirteen weeks ended September 24, 2017 as compared to $34.9 million for the thirteen weeks ended September 25, 2016. Comparable restaurant sales for the BRAVO! brand restaurants decreased 2.7%, or $0.9 million, to $31.6 million for the thirteen weeks ended September 24, 2017 as compared to $32.5 million for the thirteen weeks ended September 25, 2016 due to a decrease in guest counts, partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base decreased $1.4 million to $1.0 million for the thirteen weeks ended September 24, 2017 as compared to $2.4 million for the thirteen weeks ended September 25, 2016. The decrease of $1.4 million was primarily due to the closure of one BRAVO! restaurant in the second quarter of 2017. At September 24, 2017, there were 47 BRAVO! restaurants included in the comparable restaurant base and two BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues decreased $3.8 million, or 6.5%, to $55.0 million for the thirteen weeks ended September 24, 2017 as compared to $58.8 million for the thirteen weeks ended September 25, 2016. Comparable restaurant sales for the BRIO brand restaurants decreased 7.4%, or $4.2 million, to $52.5 million for the thirteen weeks ended

September 24, 2017 as compared to $56.7 million for the thirteen weeks ended September 25, 2016 due to a decrease in guest counts, partially offset by an increase in average check. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $0.4 million to $2.5 million for the thirteen weeks ended September 24, 2017 as compared to $2.1 million for the thirteen weeks ended September 25, 2016. The increase of $0.4 million was due to the opening of one BRIO restaurant in the fourth quarter of 2016 and one restaurant during the thirteen weeks ended September 24, 2017 as well as the closure of two BRIO restaurants in the second quarter of 2017 and two restaurants during the thirteen weeks ended September 24, 2017. At September 24, 2017, there were 60 BRIO restaurants included in the comparable restaurant base and three BRIO restaurants not included in the comparable restaurant base.

Cost of Sales. Cost of sales decreased $2.6 million, or 10.1%, to $22.7 million for the thirteen weeks ended September 24, 2017 as compared to $25.3 million for the thirteen weeks ended September 25, 2016. The decrease in the current period was primarily due to the decrease in comparable restaurant sales as well as the absence of additional costs associated with the initial testing and implementation of a new menu at both brands during the prior period. As a percentage of revenues, cost of sales decreased to 25.6% for the thirteen weeks ended September 24, 2017 as compared to 26.7% for the thirteen weeks ended September 25, 2016. The decrease in the current period was primarily due to increases in average check at both brands during the third quarter of 2017 as well as the absence of additional costs associated with the implementation of a new menu at both brands during the prior period. As a percentage of revenues, food costs decreased 1.0% to 21.3% for the thirteen weeks ended September 24, 2017 as compared to 22.3% for the thirteen weeks ended September 25, 2016. Beverage costs decreased 0.1% to 4.3% for the thirteen weeks ended September 24, 2017 as compared to 4.4% for the the thirteen weeks ended September 25, 2016.
Labor Costs. Labor costs decreased $2.6 million, or 7.0%, to $34.3 million for the thirteen weeks ended September 24, 2017 as compared to $36.9 million for the thirteen weeks ended September 25, 2016. This decrease was primarily due to the decrease in comparable restaurant sales as well as the absence of additional training costs associated with the initial testing and implementation of a new menu at both brands during the prior period. As a percentage of revenues, labor costs decreased to 38.7% for the thirteen weeks ended September 24, 2017, from 39.1% for the thirteen weeks ended September 25, 2016, primarily due to the absence additional training costs associated with the initial testing and implementation of a new menu at both brands during the prior period.
Operating Costs. Operating costs decreased $0.7 million, or 4.5%, to $15.7 million for the thirteen weeks ended September 24, 2017 as compared to $16.4 million for the thirteen weeks ended September 25, 2016. This decrease was primarily due to a decrease in supplies costs during the thirteen weeks ended September 24, 2017. As a percentage of revenues, operating costs increased to 17.7% for the thirteen weeks ended September 24, 2017, from 17.4% for the thirteen weeks ended September 25, 2016, primarily due to the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
Occupancy Costs. Occupancy costs decreased $0.9 million, or 11.2%, to $7.1 million for the thirteen weeks ended September 24, 2017 as compared to $8.0 million for the thirteen weeks ended September 25, 2016. This decrease was primarily due to the impact of a net reduction of 39 operating weeks in 2017 as compared to 2016. As a percentage of revenues, occupancy costs decreased to 8.0% for the thirteen weeks ended September 24, 2017, from 8.5% for the thirteen weeks ended September 25, 2016.
General and Administrative. General and administrative expenses decreased by $1.6 million, or 23.6%, to $5.3 million for the thirteen weeks ended September 24, 2017, as compared to $6.9 million for the thirteen weeks ended September 25, 2016. This decrease was primarily due to lower corporate compensation expense during the current period. As a percentage of revenues, general and administrative expenses decreased to 5.9% for the thirteen weeks ended September 24, 2017, from 7.3% for the thirteen weeks ended September 25, 2016, primarily due to lower corporate compensation expenses.
Restaurant Pre-opening Costs. Pre-opening costs increased by $163 thousand to $270 thousand for the thirteen weeks ended September 24, 2017, as compared to $107 thousand for the thirteen weeks ended September 25, 2016. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the thirteen weeks ended September 24, 2017, we opened one restaurant and did not have any restaurants under construction. During the thirteen weeks ended September 25, 2016, we did not open any restaurants and had one restaurant under construction.

Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.5 million to $5.1 million for the thirteen weeks ended September 24, 2017, as compared to $5.6 million for the thirteen weeks ended September 25, 2016. This decrease was primarily due to asset impairment charges incurred in 2016. As a percentage of revenues, depreciation and amortization expenses decreased to 5.8% for the thirteen weeks ended September 24, 2017 as compared to 5.9% for the thirteen weeks ended September 25, 2016. The decrease, as a percentage of revenues, was due to asset impairment charges incurred in 2016, partially offset by the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.

Net Interest Expense. Net interest expense increased by $0.3 million to $0.7 million for the thirteen weeks ended September 24, 2017, as compared to $0.4 million for the thirteen weeks ended September 25, 2016. This increase was primarily due to higher borrowing rates for the thirteen weeks ended September 24, 2017 after giving effect to the Amendment, as compared to the borrowing rates for the thirteen weeks ended September 25, 2016.
Income Taxes. Income tax benefit decreased $2.1 million to $42 thousand for the thirteen weeks ended September 24, 2017, as compared to $2.1 million for the thirteen weeks ended September 25, 2016. The decrease in income tax benefit was primarily due to the difference in the estimated annual effective tax rate of approximately 5% for the thirteen weeks ended September 24, 2017 as compared to approximately 90%, as well as a loss before taxes for the thirteen weeks ended September 25, 2016.
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
The following is a reconciliation from net income and net income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Thirteen Weeks Ended
	September 24, 2017	September 25, 2016

Net loss	$(2,472)	$(2,985)
Impact from:
Write-off of unamortized loan origination fees (1)	69	—
Tax expense from excess tax deficiency for option exercises (2)	—	624
Income tax expense (3)	(3)	—
Adjusted net loss	$(2,406)	$(2,361)

	Basic		Diluted
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net loss per share	$(0.16)	$(0.20)	$(0.16)	$(0.20)
Impact from:
Write-off of unamortized loan origination fees (1)	—	—	—	—
Tax expense from excess tax deficiency for option exercises (2)	—	0.04	—	0.04
Income tax expense (3)	—	—	—	—
Adjusted net loss per share	$(0.16)	$(0.16)	$(0.16)	$(0.16)
Weighted average shares outstanding (4)	15,197	14,582	15,197	14,582
_________________________

1)	Reflects non-cash write-off of unamortized loan origination fees related to the second amendment to the Company's senior credit facilities on August 1, 2017.

2)	Reflects the excess tax deficiency associated with the exercise of stock options during the period.

3)	Reflects the adjustments for income taxes, at our estimated annual effective tax rate, related to the write-off of unamortized loan origination fees.

4)
Diluted weighted average shares outstanding includes all potentially issuable common shares, except in a loss position, in which case diluted weighted average shares outstanding is equal to basic weighted average shares outstanding.

Thirty-Nine Weeks Ended September 24, 2017 Compared to the Thirty-Nine Weeks Ended September 25, 2016
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirty-Nine Weeks Ended
	September 24, 2017	% of Revenues	September 25, 2016	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$298,491	100%	$308,601	100%	$(10,110)	(3.3)%
Costs and expenses
Cost of sales	77,201	25.9%	80,507	26.1%	(3,306)	(4.1)%
Labor	111,876	37.5%	115,954	37.6%	(4,078)	(3.5)%
Operating	49,484	16.6%	51,626	16.7%	(2,142)	(4.1)%
Occupancy	22,888	7.7%	23,622	7.7%	(734)	(3.1)%
General and administrative expenses	19,313	6.5%	20,141	6.5%	(828)	(4.1)%
Restaurant preopening costs	420	0.1%	621	0.2%	(201)	(32.4)%
Impairment	—	—%	1,249	0.4%	(1,249)	-
Depreciation and amortization	15,405	5.2%	16,680	5.4%	(1,275)	(7.6)%
Total costs and expenses	296,587	99.4%	310,400	100.6%	(13,813)	(4.5)%
Income (loss) from operations	1,904	0.6%	(1,799)	(0.6)%	3,703	-
Interest expense, net	1,717	0.6%	1,098	0.4%	619	56.4%
Income (loss) before income taxes	187	0.1%	(2,897)	(0.9)%	3,084	-
Income tax expense	163	0.1%	(1,506)	(0.5)%	1,669	-
Net income (loss)	$24	0.0%	$(1,391)	(0.5)%	$1,415	-

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.
Revenues. Revenues decreased $10.1 million, or 3.3%, to $298.5 million for the thirty-nine weeks ended September 24, 2017, as compared to $308.6 million for the thirty-nine weeks ended September 25, 2016. The decrease of $10.1 million was primarily due to the cumulative impact of the closure of five restaurants in 2017 and a decrease in comparable restaurant sales of 2.9%, or $8.4 million, which was the result of a 4.3% decrease in guest counts and a 1.4% increase in average check. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $5.9 million, or 5.2%, to $108.5 million for the thirty-nine weeks ended September 24, 2017 as compared to $114.4 million for the thirty-nine weeks ended September 25, 2016. Comparable restaurant sales for the BRAVO! brand restaurants decreased 2.2%, or $2.4 million, to $105.0 million for the thirty-nine weeks ended September 24, 2017 as compared to $107.4 million for the thirty-nine weeks ended September 25, 2016. This decrease was due to a decrease in guest counts, partially offset by an increase in average check during the first thirty-nine weeks of 2017. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base decreased $3.5 million to $3.5 million for the thirty-nine weeks ended September 24, 2017 as compared to $7.0 million for the thirty-nine weeks ended September 25, 2016. The decrease of $3.5 million was primarily due to the impact of two restaurant closures in the third quarter of 2016 and one restaurant closure in the second quarter of 2017. At September 24, 2017, there were 47 BRAVO! restaurants included in the comparable restaurant base and two BRAVO! restaurants not included in the comparable restaurant base.
For our BRIO brand, restaurant revenues decreased $4.5 million, or 2.3%, to $188.7 million for the thirty-nine weeks ended September 24, 2017 as compared to $193.2 million for the thirty-nine weeks ended September 25, 2016. Comparable restaurant sales for the BRIO brand restaurants decreased 3.2%, or $6.0 million, to $181.1 million for the thirty-nine weeks ended September 24, 2017 as compared to $187.1 million for the thirty-nine weeks ended September 25, 2016. This decrease was due to a decrease in guest counts, partially offset by an increase in average check during the first thirty-nine weeks of 2017. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $1.5 million to $7.6 million for the thirty-nine weeks ended September 24, 2017 as compared to $6.1 million for the thirty-nine weeks ended September 25, 2016. The increase of $1.5 million was primarily due to the opening of one BRIO restaurant in the fourth quarter of 2016 and one restaurant during the thirty-nine weeks ended September 24, 2017. At September 24, 2017, there were 60 BRIO restaurants included in the comparable restaurant base and three BRIO restaurants not included in the comparable restaurant base.
Cost of Sales. Cost of sales decreased approximately $3.3 million, or 4.1%, to $77.2 million for the thirty-nine weeks ended September 24, 2017 as compared to $80.5 million for the thirty-nine weeks ended September 25, 2016. The decrease in the current period was primarily due to the decrease in comparable restaurant sales as well as the absence of additional costs associated with the initial testing and implementation of a new menu at both brands during the prior period. As a percentage of revenues, cost of sales decreased to 25.9% for the thirty-nine weeks ended September 24, 2017 as compared to 26.1% for the thirty-nine weeks ended September 25, 2016. As a percentage of revenues, food costs decreased 0.1% to 21.5% for the thirty-nine weeks ended September 24, 2017 as compared to 21.6% for the thirty-nine weeks ended September 25, 2016. Beverage costs, as a percentage of revenues, decreased 0.1% to 4.4% for the thirty-nine weeks ended September 24, 2017 as compared to 4.5% for the thirty-nine weeks ended September 25, 2016.
Labor Costs. Labor costs decreased $4.1 million, or 3.5%, to $111.9 million for the thirty-nine weeks ended September 24, 2017, as compared to $116.0 million for the thirty-nine weeks ended September 25, 2016. This decrease in the current period was primarily due to the decrease in comparable restaurant sales as well as the absence of additional training costs associated with the initial testing and implementation of a new menu at both brands during the prior period. As a percentage of revenues, labor costs decreased to 37.5% for the thirty-nine weeks ended September 24, 2017 as compared to 37.6% for the thirty-nine weeks ended September 25, 2016. The decrease in the current period was primarily due to the absence of additional training costs associated with the initial testing and implementation of a new menu at both brands during the prior period, partially offset by the deleveraging resulting from the decrease in comparable restaurant sales in the first thirty-nine weeks of 2017 as compared to the same period in the prior year.
Operating Costs. Operating costs decreased $2.1 million, or 4.1%, to $49.5 million for the thirty-nine weeks ended September 24, 2017, as compared to $51.6 million for the thirty-nine weeks ended September 25, 2016. This decrease was primarily due to a decrease in supplies and insurance costs during the thirty-nine weeks ended September 24, 2017. As a percentage of revenues, operating costs decreased to 16.6% for the thirty-nine weeks ended September 24, 2017 as compared to 16.7% for the thirty-nine weeks ended September 25, 2016. This decrease was primarily due to a decrease in supplies and insurance costs, partially offset by the deleveraging resulting from the decrease in comparable restaurant sales in the first thirty-nine weeks of 2017 as compared to the same period in the prior year.
Occupancy Costs. Occupancy costs decreased $0.7 million, or 3.1%, to $22.9 million for the thirty-nine weeks ended September 24, 2017, as compared to $23.6 million for the thirty-nine weeks ended September 25, 2016. This decrease was primarily due to the impact of a net reduction of 79 operating weeks in 2017 as compared to 2016. As a percentage of revenues, occupancy costs remained flat at 7.7% for each of the thirty-nine weeks ended September 24, 2017 and September 25, 2016.
General and Administrative. General and administrative expenses decreased by $0.8 million, or 4.1%, to $19.3 million for the thirty-nine weeks ended September 24, 2017, as compared to $20.1 million for the thirty-nine weeks ended September 25, 2016. This decrease was primarily due to lower corporate compensation expense, partially offset by an increase in litigation costs during the thirty-nine weeks ended September 24, 2017. As a percentage of revenues, general and administrative expenses remained flat at 6.5% for each of the thirty-nine weeks ended September 24, 2017 and September 25, 2016.
Restaurant Pre-opening Costs. Pre-opening costs decreased by $0.2 million to $0.4 million for the thirty-nine weeks ended September 24, 2017 as compared to $0.6 million for the thirty-nine weeks ended September 25, 2016. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. During the first thirty-nine weeks of 2017, we opened one restaurant and did not have any restaurants under construction. In the first thirty-nine weeks of 2016, we opened two restaurants and had one restaurant under construction.
Impairment.  We review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Our impairment charges have been incurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy. Based upon our analysis, we did not incur a non-cash impairment charge during the thirty-nine weeks ended September 24, 2017. We incurred a non-cash impairment charge of $1.2 million during the thirty-nine weeks ended September 25, 2016 related to one restaurant.
Depreciation and Amortization. Depreciation and amortization expenses decreased $1.3 million to $15.4 million for the thirty-nine weeks ended September 24, 2017 as compared to $16.7 million for the thirty-nine weeks ended September 25, 2016. This decrease in the current period was primarily due to asset impairment charges incurred in 2016. As a percentage of revenues, depreciation and amortization expenses decreased to 5.2% for the thirty-nine weeks ended September 24, 2017 as compared to

5.4% for the thirty-nine weeks ended September 25, 2016. The decrease, as a percentage of revenues, was due to asset impairment charges incurred in 2016, partially offset by the deleveraging resulting from the decrease in comparable restaurant sales in the first thirty-nine weeks of 2017 as compared to the same period in the prior year.
Net Interest Expense. Net interest expense increased by $0.6 million to $1.7 million for the thirty-nine weeks ended September 24, 2017 as compared to $1.1 million and the thirty-nine weeks ended September 25, 2016. This increase was primarily due to higher borrowing rates for the thirty-nine weeks ended September 24, 2017 after giving effect to the Amendment, as compared to the borrowing rates for the thirty-nine weeks ended September 25, 2016.
Income Taxes. Income tax expense increased $1.7 million to $0.2 million for the thirty-nine weeks ended September 24, 2017 as compared to an income tax benefit of $1.5 million for the thirty-nine weeks ended September 25, 2016. The increase in income tax expense was due to the difference in the estimated annual effective tax rate of approximately 5% on income before taxes for the thirty-nine weeks ended September 24, 2017 as compared to an estimated annual effective tax rate of approximately 90% on a loss before taxes for the thirty-nine weeks ended September 25, 2016.
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
The following is a reconciliation from net income and net income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016
Net income (loss)	$24	$(1,391)
Impact from:
Litigation settlements and expenses, net (1)	1,560	—
Asset impairment charges (2)	—	1,249
Write-off of unamortized loan origination fees (3)	69	—
Tax expense related to an Internal Revenue Service audit settlement (4)	—	265
Tax expense from excess tax deficiency for option exercises (5)	—	758
Income tax expense (6)	(81)	(125)
Adjusted net income	$1,572	$756

	Basic		Diluted
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net income (loss) per share	$0.00	$(0.09)	$0.00	$(0.09)
Impact from:
Litigation settlements and expenses, net (1)	0.10	—	0.10	—
Asset impairment charges (2)	—	0.08	—	0.08
Write-off of unamortized loan origination fees (3)	—	—	—	—
Tax expense related to an Internal Revenue Service audit settlement (4)	—	0.02	—	0.02
Tax expense from excess tax deficiency for option exercises (5)	—	0.05	—	0.05
Income tax expense (6)	$—	$(0.01)	$—	$(0.01)
Adjusted net income per share	$0.10	$0.05	$0.10	$0.05
Weighted average shares outstanding (7)	15,162	14,648	15,190	15,372
______________________

1)
See Note 6 to our unaudited consolidated financial statements in Part 1, Item 1 of this report for information regarding litigation settlements and expenses recorded during the thirty-nine weeks ended September 25, 2016.

2)	Reflects non-cash asset impairment charges for the thirty-nine weeks ended September 25, 2016 for one restaurant.

3)	Reflects non-cash write-off of unamortized loan origination fees related to the second amendment to the Company's senior credit facilities on August 1, 2017.

4)	Reflects the tax expense associated with the settlement of an Internal Revenue Service audit during the period.

5)	Reflects the excess tax deficiency associated with the exercise of stock options during the period.

6)
Reflects the adjustments for income taxes, at our estimated annual effective tax rate, related to accrued liability for current litigation, impairment charges and the write-off of unamortized loan origination fees.

7)
Diluted weighted average shares outstanding includes potentially issuable common shares. Common share equivalents of 389,836 and 90,520 were excluded from the diluted calculation due to their anti-dilutive effect for the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively.

Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our revolving credit facility. As of September 24, 2017, we had approximately $0.4 million in cash and cash equivalents. On August 1, 2017, the Company entered into the Second Amendment to its senior credit facilities. The Second Amendment reduces the amount we may borrow pursuant to our revolving credit facility from $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans) to (i) $20.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on August 1, 2017, (ii) $15.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on December 31, 2017, (iii) $15.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on March 31, 2018 and (iv) $10.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on June 30, 2018. As of September 24, 2017, we had approximately $4.7 million of availability under our revolving credit facility (after giving effect to $2.9 million of outstanding letters of credit and $12.4 million in outstanding debt under our revolving credit facility).
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

The following table presents a summary of our cash flows for the thirty-nine weeks ended September 24, 2017 and September 25, 2016 (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016
Net cash provided by operating activities	$6,218	$7,071
Net cash used in investing activities	(7,887)	(11,629)
Net cash provided by financing activities	1,612	4,499
Net decrease in cash and cash equivalents	(57)	(59)
Cash and cash equivalents at beginning of period	444	447
Cash and cash equivalents at end of period	$387	$388
Operating Activities. Net cash provided by operating activities was $6.2 million for the thirty-nine weeks ended September 24, 2017, compared to $7.1 million for the thirty-nine weeks ended September 25, 2016. Cash receipts from operations, including the net redemption of gift cards, for the first thirty-nine weeks of 2017 and 2016 were $291.3 million and $306.1 million, respectively. Cash expenditures for operations during the first thirty-nine weeks of 2017 and 2016 were $285.7 million and $299.2 million, respectively.
Investing Activities. Net cash used in investing activities was $7.9 million for the thirty-nine weeks ended September 24, 2017, compared to $11.6 million for the thirty-nine weeks ended September 25, 2016. We invest cash to purchase property and equipment related to our restaurant expansion plans, which is related to the timing of spending for our new restaurants as well as the number of restaurants that were opened and under construction during 2017 versus 2016. During the first thirty-nine weeks of 2017, we opened one restaurant and did not have any restaurants under construction. During the first thirty-nine weeks of 2016, we opened two restaurants and had one restaurant under construction.
Financing Activities. Net cash provided by financing activities was $1.6 million for the thirty-nine weeks ended September 24, 2017, compared to net cash provided by financing activities of $4.5 million for the thirty-nine weeks ended September 25, 2016. For the thirty-nine weeks ended September 24, 2017, we had net borrowings of $1.9 million on our senior credit facilities. For the thirty-nine weeks ended September 25, 2016, we had net borrowings of $7.7 million on our revolving credit facility and repurchased $3.5 million in treasury stock.
As of September 24, 2017, we had no financing transactions, arrangements or other relationships with any related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2017 to be in the range of approximately $2.0 million to $3.0 million, for a total of $8.0 million to $9.0 million for the year 2017. This is primarily related to the opening of one restaurant prior to the end of 2017 as well as normal maintenance related capital expenditures relating to our existing restaurants. In conjunction with this restaurant opening, we anticipate expensing approximately $0.1 million in pre-opening costs for the remainder of 2017 for a total of approximately $0.5 million for the year 2017.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $56.6 million at September 24, 2017, compared to a net working capital deficit of $55.5 million at December 25, 2016.
On November 5, 2014, the Company entered into the 2014 Credit Agreement with a syndicate of financial institutions and on October 31, 2016, the Company entered into the Amendment. The Amendment redefines the Company's senior credit facilities and provides for (i) a $35.0 million term loan facility, maturing in 2019, and (ii) a revolving credit facility under which the Company may borrow up to $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2019. On August 1, 2017, the Company entered into the Second Amendment. The Second Amendment provides for (a) the amendment of the maturity date of the senior credit facilities from November 5, 2019 to December 1, 2018, (b) a reduction of the amount the Company may borrow pursuant to its revolving credit facility from $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans) to (i) $20.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on August 1, 2017, (ii) $15.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on December 31, 2017, (iii) $15.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on March 31, 2018 and (iv) $10.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on June 30, 2018; and (c) an increase to the fixed quarterly principal payments from $1.0 million per quarter to $2.5 million per quarter beginning on on March 31, 2018. The Second Amendment also modifies the financial tests that the Company is required to meet by lowering the minimum consolidated fixed charge coverage ratio, raising the maximum consolidated lease-adjusted leverage ratio, and lowering the minimum earnings before interest, taxes, depreciation and amortization (as defined in the Amendment). In addition to these financial tests, the Amendment places limitations on new restaurant leases until the lease-adjusted leverage ratio meets certain thresholds. Our senior credit facilities are (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property and (iii) secured by a pledge of all of the capital stock of our subsidiaries. At September 24, 2017, the Company was in compliance with its applicable financial covenants. Additionally, the Amendment contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control of our business.
Borrowings under the senior credit facilities bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the Amendment) plus the applicable margin of 1.50% to 2.00% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.50% to 3.00%. The applicable margins with respect to our revolving credit facility vary from time to time in accordance with agreed upon pricing grids based on our consolidated total leverage ratio. Swing-line loans under our revolving credit facility bear interest only at the Base Rate plus the applicable margin. Interest on loans based upon the Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly. The Amendment requires the Company to make fixed quarterly principal payments of $1.0 million under the senior credit facilities. In addition to making fixed quarterly principal payments under the Company’s senior credit facilities, the Company is required to pay an unused facility fee to the lenders equal to 0.30% to 0.50% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 31, 2016, payable quarterly in arrears. As of September 24, 2017, we had an outstanding principal balance of approximately $31.0 million on our term loan facility and $12.4 million on our revolving credit facility.
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

OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 24, 2017, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
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
At September 24, 2017, we had $43.4 million outstanding under our senior credit facilities. Each one-eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in an approximately $54,000 annual change in our interest expense.
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
Date: November 1, 2017

Bravo Brio Restaurant Group, Inc.

By:	/s/ Brian T. O'Malley
Brian T. O'Malley
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Diane D. Reed
Diane D. Reed
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)