Form 10-K
period 2017-12-31
Bravo Brio Restaurant Group, Inc.
filed 2018-03-15
CIK 1495479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-34920
BRAVO BRIO RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1566328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Goodale Boulevard, Suite 100 Columbus, Ohio	43212
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (614) 326-7944
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Shares, no par value per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    NO  ☒
As of June 25, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $64.5 million based on the number of shares held as of June 25, 2017, and the last reported sale price of the registrant’s common shares as of June 25, 2017.
As of March 13, 2018, the latest practicable date, 15,295,015 of the registrant’s common shares, no par value per share, were outstanding.

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

•	the success of our marketing programs;

•	our inability to obtain adequate levels of insurance coverage;

•	the impact of our indebtedness;

•	our lack of liquidity materially adversely affecting our ability to continue as a going concern;

•	our ability to satisfy our debt obligations, including our ability to repay our existing debt at maturity, and to operate in compliance with our financing agreements;

•	the effect on existing restaurants of opening new restaurants in the same markets;

•	security breaches of confidential guest information;

•	inadequate protection of our intellectual property;

•	the failure or breach of our information technology systems;

•	a major natural or man-made disaster at our corporate facility;

•	our ability to maintain adequate internal controls over financial reporting;

•	the impact of federal, state and local tax rules; and

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

Basis of Presentation
We utilize a typical restaurant 52- or 53-week fiscal year ending on the last Sunday in the calendar year. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2017,” “fiscal 2017,” “fiscal year 2017” or similar references refer to the fiscal year ended December 31, 2017, which was a 53 week year.

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
Bravo Brio Restaurant Group, Inc. was incorporated in July 1987 as an Ohio corporation under the name Belden Village Venture, Inc. Our name was changed to Bravo Cucina of Dayton, Inc. in September 1995, to Bravo Development, Inc. in December 1998 and to Bravo Brio Restaurant Group, Inc. in June 2010. The first BRAVO! restaurant opened in 1992 and the first BRIO restaurant opened in 1999, each in Columbus, Ohio. We completed the initial public offering of our common shares in October 2010. As of December 31, 2017, we operated 113 restaurants in 32 states. Additionally, one BRIO restaurant is operated under a franchise agreement. Bravo Brio Restaurant Group’s mission statement is to be the best Italian restaurant company in America by delivering the highest quality food and service to each guest...at each meal...each and every day.
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
The average check for BRAVO! during fiscal 2017 was $21.57 per guest with an average lunch check of $17.10 per guest and an average dinner check of $24.39 per guest. At BRAVO! in 2017, lunch and dinner represented 30% and 70% of revenues, respectively, and alcohol sales accounted for approximately 18% of restaurant sales. Our average annual revenues per comparable BRAVO! restaurant were $2.9 million in fiscal 2017. As of December 31, 2017, we owned and operated 49 BRAVO! restaurants in 23 states.
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
The average check for BRIO during fiscal 2017 was $26.83 per guest, with an average lunch check of $20.21 per guest and an average dinner check of $31.54 per guest. At BRIO in 2017, lunch and dinner represented 31% and 69% of revenues, respectively, and alcohol sales accounted for approximately 22% of restaurant sales. Our average annual revenues per comparable BRIO restaurant were $4.0 million in fiscal 2017. As of December 31, 2017, we operated 64 BRIO restaurants in 21 states, all of which we own with the exception of one restaurant that we operate under a management agreement pursuant to which we receive a management fee. Additionally, one BRIO restaurant is operated under a franchise agreement.
We operate one full-service upscale affordable American-French bistro restaurant in Columbus, Ohio under the brand “Bon Vie.” Our Bon Vie restaurant is included in the BRIO operating and financial data set forth in this annual report.
Real Estate
As of December 31, 2017, we leased 109 operating locations and owned three locations, of which 100 are located adjacent to or in lifestyle centers and/or shopping malls and 12 are free-standing units strategically positioned in high-traffic areas. On average, our restaurants range in size from 6,000 to 9,000 square feet. The majority of our leases provide for minimum annual rentals and contain percentage-of-sales rent provisions against which the minimum rent is applied. A significant percentage of our leases also provide for periodic escalation of minimum annual rent. Typically, our leases are ten or 15 years in length with two, five-year extension options. See Part I, Item 2 “Properties.”
Landlords and developers seek out our concepts to be restaurant anchors for their developments as they are complementary to national retailers, having attracted on average between approximately 2,700-4,500 guests per restaurant each week in fiscal 2017. As a result of the importance of our brands to the retail centers in which we are located, we are often able to negotiate a prime location within a center as well as favorable real estate terms and choose between our two brands to determine which is optimal for a location. This helps to generate attractive returns on our investment and drive positive returns on capital for our shareholders. On average, a restaurant opening requires a net cash investment of approximately $1.5 to $2.5 million.
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

Restaurant Operations
We have a group of district partners who report to a regional Vice President or the Chief Operating Officer. The regional Vice President reports to our Chief Operating Officer, who in turn reports to our President and Chief Executive Officer. Each restaurant district partner typically supervises the operations of six to nine restaurants in his or her respective geographic area and is in frequent contact with each location. We additionally have two Corporate Executive Chefs, one for each brand. The staffing at our restaurants typically consists of a general manager, two to three assistant managers, an executive chef and one to three sous chefs. In addition, our restaurants typically employ 60 to 150 hourly employees. Our operational philosophy is as follows:

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

Sourcing and Supply
To ensure the highest quality menu ingredients, raw materials and other supplies, we continually research and evaluate products. We contract with Distribution Market Advantage ("DMA"), a cooperative of multiple food distributors located throughout the nation, for the broadline distribution of most of our food products. DMA is a company with whom we negotiate and gain access to third party food distributors and suppliers. The DMA distributors supplied us with approximately 70% of our food supplies. We utilize distributors Gordon Food Service (“GFS”), Ben E. Keith Company (“BEK”), Shamrock Foods (“Shamrock”) and Nicholas & Company (“Nicholas”) under the DMA arrangement. At the end of fiscal 2017, GFS, BEK, Shamrock, and Nicholas distributed approximately 81%, 8%, 6% and 5%, respectively, of the food supplies distributed through our DMA arrangement. We negotiate pricing and volume terms either directly with certain of our suppliers and distributors or through DMA. Currently, we have pricing agreements of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry, certain seafood products, dairy products, soups and sauces, bakery items and certain meat products. Our restaurants place orders directly with the distributors and maintain regular distribution schedules.
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

E-Marketing & Social Media
One of our goals is to give guests every opportunity to engage with us, so we’ve made it a priority to make ourselves accessible to them through various digital channels including our website, email, and social networks. We are active on a variety of communications channels, including social media (Facebook, Twitter and Instagram) and our MyBravo Mail and MyBrio Mail E-Clubs.  Each channel serves a unique purpose and allows us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We will continue to allocate a portion of our marketing budget toward this rapidly growing area.
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

Both BRAVO! and BRIO have mobile applications in both the Apple and Google app stores. These mobile applications allow our guests to view our menus, find a location and get directions. We also have Online Ordering for both BRAVO! and BRIO restaurants. Guests can order online for both BRAVO! and BRIO via our mobile applications or websites. We also continue to support the wireless access points in all of our restaurants to provide our guests wireless internet services.
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
During fiscal 2017, approximately 20% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. The failure of a restaurant to obtain its licenses, permits or other approvals, or any suspension of such licenses, permits or other approvals, would adversely affect that restaurant’s operations and profitability and could adversely affect our ability to obtain these licenses, permits and approvals elsewhere. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including: the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the serving of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.
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
Intellectual Property
We currently own ten separate registrations in connection with restaurant service from the United States Patent and Trademark Office for the following trademarks: Bravo Brio Restaurant Group®, BRAVO!®, BRAVO! Cucina Italiana®, Cucina BRAVO! Italiana®, BRAVO! Italian Kitchen®, Brio®, Brio Tuscan Grille™, Bon Vie®, Brio Coastal Bar & Kitchen® and Brio Bar Del Mar®. Our registrations confer a federally recognized exclusive right for us to use these trademarks throughout the United States, and we can prevent the adoption of confusingly similar trademarks by other restaurants that do not possess superior common law rights in particular markets. An important part of our intellectual property strategy is the monitoring and enforcement of our rights in markets in which our restaurants currently exist or markets which we intend to enter in the future. We also monitor trademark registers to oppose the registration of confusingly similar trademarks or to limit the expansion of existing trademarks with superior common law rights.
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
Employees
As of December 31, 2017, we had approximately 9,500 employees of whom approximately 100 were corporate management and staff personnel, approximately 600 were restaurant managers or trainees, and approximately 8,800 were employees in non-management restaurant positions. None of our employees are unionized or covered by a collective bargaining agreement.
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
Future growth in revenues and profits will depend on our ability to grow sales and efficiently manage costs in our existing and new restaurants. As of December 31, 2017, we operated 49 BRAVO! restaurants and 64 BRIO restaurants, of which one BRIO restaurant was opened within the preceding twelve months. The results achieved by this restaurant may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.
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

•	increased competition (both in the upscale affordable dining segment and in other segments of the restaurant industry);

•	changes in consumer preferences;

•	guests’ budgeting constraints, which may cause them to not order certain high-margin items such as desserts and beverages (both alcoholic and non-alcoholic);

•	guests’ failure to accept menu price increases that we may make to offset increases in key operating expenses;

•	inclement weather and weather-related restaurant closures;

•	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value and service; and

•	guest experiences from dining in our restaurants.
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
The failure of our existing or new restaurants to perform as expected could have a significant negative impact on our financial condition and results of operations. For example, we recognized an impairment charge of $11.2 million related to six restaurants and closed five additional restaurants in 2017.
Our financial condition and results of operations are minimally affected by the success of our franchisee.  However, our franchisee is an independent operator and we cannot control many factors that could impact the profitability of its restaurant. During 2017, performance of the franchised location was negatively impacted by Hurricane Maria. Risks relating to our limited control over franchisees may increase in the future if we consider entering into additional franchise arrangements.
Our long-term success is highly dependent on our ability to successfully develop and expand our operations.
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2013, we have expanded from 48 BRAVO! restaurants and 55 BRIO restaurants to 49 BRAVO! restaurants and 64 BRIO restaurants, as of December 31, 2017. The number and timing of new restaurants actually opened during any given period, and their associated contribution to our financial condition and results of operations, may be negatively impacted by a number of factors including, without limitation:

•	our inability to generate sufficient funds from operations or to obtain favorable financing to support our development;

•	identification and availability of, and competition for, high quality locations that will continue to drive high levels of sales per unit;

•	acceptable lease arrangements, including sufficient levels of tenant allowances and construction contributions;

•	the financial viability of our landlords, including the availability of financing for our landlords;

•	construction and development cost management;

•	timely delivery of the leased premises to us from our landlords and punctual commencement of build-out construction activities;

•	delays due to the highly customized nature of our restaurant concepts and the complex design, construction and pre-opening processes for each new location;

•	obtaining all necessary governmental licenses and permits on a timely basis to construct and operate our restaurants;

•	competition in new markets;

•	unforeseen engineering or environmental problems with the leased premises;

•	adverse weather conditions during the construction period;

•	unanticipated commercial, residential and infrastructure development near our new restaurants;

•	recruitment of qualified managers, chefs and other key operating personnel; and

•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.
We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. In addition, our credit agreement, as amended, places limitations on new restaurant leases until the lease-adjusted leverage ratio meets certain thresholds. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.” We have experienced, and expect to continue to experience, delays in restaurant openings from time to time. Such delays may limit our growth opportunities. We cannot assure you that we will be able to successfully expand or acquire critical market presence for our brands in new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, acquire name recognition, successfully market our brands or attract new guests. Competitive circumstances and consumer characteristics in new market segments and new geographical markets may differ substantially from those in the market segments and geographical markets in which we have substantial experience. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our revenues and profitability may be harmed.

Changes in economic conditions, including continuing effects from the most recent recession, could materially affect our business, financial condition and results of operations.
We, together with the rest of the restaurant industry, depend upon consumer discretionary spending. The most recent recession impacted consumers’ ability and willingness to spend discretionary dollars. Economic conditions may remain volatile and may repress consumer confidence and discretionary spending for the near term. Guest traffic could be adversely impacted if our guests choose to dine out less frequently or reduce the amount they spend on meals while dining out. Additionally, a decline in corporate travel and entertainment spending could result in a decrease in the traffic of business travelers at our restaurants. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Asset impairment charges, potential restaurant closures and reductions in staff levels have resulted from and could continue to result from prolonged negative restaurant sales. We recognized an impairment charge of $11.2 million related to six restaurants and closed five additional restaurants during 2017.
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
Our corporate reputation or brand may also be harmed by actions taken by our franchisee that are otherwise out of our control.  We cannot assure you that our franchisee will successfully participate in our strategic initiatives or operate its restaurant in a manner consistent with our concept and standards.  Our franchisee is an independent contractor, and its employees are not our employees.  We provide training and support to, and monitor the operations of, our franchisee, but the quality of its restaurant may be diminished by any number of factors beyond our control.  Consequently, our franchisee may not successfully operate its restaurant in a manner consistent with our high standards and requirements, and our franchisee may not hire and train qualified managers and other restaurant personnel.  Any operational shortcomings at our franchised BRIO restaurant will likely be attributed by consumers to our entire brand, thus damaging our corporate brand and reputation, and potentially adversely affecting our business, results of operations and financial condition.  The risks described in this paragraph will increase in significance to our business, financial condition and results of operations if we enter into additional franchise arrangements in the future.
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
Our financial performance is highly dependent on our restaurants located in Ohio, Florida, Michigan, Pennsylvania and Texas, which comprise approximately 50% of our total restaurants. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these states have been more negatively impacted by the housing market decline, high unemployment rates and the overall economic crisis than other geographic areas. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters.
In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. Approximately 37% of our total restaurants are located in Ohio, Michigan, Pennsylvania, New York, Connecticut, and New Jersey, which are particularly susceptible to snowfall, and 22% of our total restaurants are located in Florida, Louisiana and Texas, which are susceptible to hurricanes. Our business is subject to seasonal fluctuations, with restaurant sales typically higher during certain months, such as December. Adverse weather conditions during our most favorable months or periods may exacerbate the effect of adverse weather on guest traffic and may cause fluctuations in our operating results from quarter-to-quarter within a fiscal year. For example, Hurricanes Irma and Harvey affected the southern seaboard with extremely high winds, heavy rainfall and flooding in August and September 2017, which led to reduced guest traffic and even closures at some of our restaurants. In addition, outdoor patio seating is available at most of our restaurants and may be impacted by a number of weather-related factors. Our inability to fully utilize our restaurants’ seating capacity as planned may negatively impact our revenues and results of operations.
The impact of negative economic factors, including the availability of credit, on our landlords and other retail center tenants could negatively affect our financial results.
Negative effects on our existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions to us or satisfy other lease covenants for our benefit. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial condition of developers and potential landlords.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on local, regional and national distributors and suppliers to provide our produce, beef, poultry, seafood and other ingredients. We contract with DMA for the broadline distribution of most of our food products. Other than for a portion of our commodities, which are purchased locally by each restaurant, we rely on GFS, BEK, Shamrock, and Nicholas as the primary distributors of a majority of our ingredients. Through our agreement with DMA, we have a non-exclusive arrangement with each of GFS, BEK, Shamrock, and Nicholas on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices could cause our food costs to increase. Additionally, we currently rely on sole suppliers for certain of our food products, including some of our soups and sauces. Failure to identify an alternate source of supply for these items may result in significant cost increases. Increases in distribution costs or sale prices or failure to perform by any of GFS, BEK, Shamrock, or Nicholas could also cause our food costs to increase. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price or availability of certain food products could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation. In addition, changes in our payment terms, including any obligation to make payment on delivery, with our suppliers could have a material adverse effect on our financial condition and compliance with our contractual covenants under our credit agreement.
The type, variety, quality and price of produce, beef, poultry and seafood are more volatile than other types of food and are subject to factors beyond our control, including weather conditions, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we are able to contract for the majority of the food commodities used in our restaurants for periods of up to one year in advance, the pricing and availability of some of the commodities used in our operations cannot be locked in for periods of longer than one week or at all. Currently, we have pricing agreements of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry, seafood, dairy products, soups and sauces, bakery items and certain meat products. We do not use financial instruments to hedge our risk to market fluctuations in the price of beef, seafood, produce and other food products at this time. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.
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
The restaurant industry is highly competitive with respect to food quality, ambiance, service, price, value and location, and a substantial number of restaurant operations compete with us for guest traffic. The main competitors for our brands are other operators of mid-priced, full service concepts in the multi-location upscale affordable dining segment in which we compete most directly for real estate locations and guests, including Maggiano’s, Cheesecake Factory, P.F. Chang’s and BJ’s Restaurants. We also compete to a lesser extent with nationally recognized casual dining Italian restaurants such as Romano’s Macaroni Grill, Carrabba’s Italian Grill and Olive Garden, as well as high quality, locally-owned and operated Italian restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing restaurants or intend to locate new restaurants. Any inability to successfully compete with the other restaurants in our markets will place downward pressure on our guest traffic and may prevent us from increasing or sustaining our revenues and profitability. We may also need to evolve our concepts in order to compete with popular new restaurant formats or concepts that develop from time to time, and we cannot offer any assurance that we will be successful in doing so or that modifications to our concepts will not reduce our profitability. A recent trend in shopping malls and lifestyle centers has been to convert retail spaces into new restaurant locations further increasing competition for guests at a specific center. In addition, with improving product offerings at fast casual restaurants, quick-service restaurants and grocery stores and the influence of other factors, consumers may choose less expensive alternatives, which could also negatively affect guest traffic at our restaurants.
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
In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for financial performance. We regularly review any restaurant that is cash flow negative, or has generated low cash flows, for the previous four quarters to determine if impairment testing is warranted. As part of the review we also take into account that our business is highly sensitive to seasonal fluctuations, including the holiday season at the end of the fourth quarter as it significantly impacts our short and long term projections for each location. These estimates may result in a wide range of variability on a year to year basis due to the nature of the criteria. We evaluate future cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of judgment by our management. Based on this analysis, if we believe the carrying amount of the assets is not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds estimated fair value. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies — Impairment of Long-Lived Assets.” As a result of the above mentioned review process, we recognized an impairment charge of $11.2 million related to six restaurants in fiscal 2017, $15.4 million related to nine restaurants in fiscal 2016 and $10.2 million related to six restaurants in fiscal 2015.
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
The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Brian O'Malley, our President and Chief Executive Officer; Diane D. Reed, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary; and Khanh Collins, our Chief Operating Officer, as well as certain other key personnel. We currently have employment agreements in place with Mr. O'Malley, Ms. Reed and Ms. Collins. The loss of the services of our President and CEO, CFO, COO or other key employees could have a material adverse effect on our business and plans for future development. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key man life insurance policies for any of our employees.
Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
We opened one BRIO restaurant in 2017, two BRAVO! and one BRIO restaurants in 2016, and three BRAVO! and three BRIO restaurants in 2015. Our recent and future growth may strain our restaurant management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.
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
We believe our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance, employer’s practice liability insurance and directors’ and officers’ liability insurance fluctuates based on our historical trends, market conditions and availability. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2018 and beyond. These increases, as well as recently-enacted federal legislation requiring employers to provide specified levels of health insurance to employees averaging greater than 30 hours per week, could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our guests.
Our indebtedness may limit our ability to invest in the ongoing needs of our business.
On November 5, 2014, the Company entered into a credit agreement (the "2014 Credit Agreement") with a syndicate of financial institutions. On October 31, 2016, August 1, 2017, February 9, 2018 and March 14, 2018 the Company entered into amendments to the 2014 Credit Agreement (such amendments collectively, the "Amendments"). As of December 31, 2017, we had approximately $38.5 million of outstanding indebtedness under our senior secured credit facility. As of December 31, 2017, we had $8.6 million of revolving loan availability under our revolving credit facility (after giving effect to $2.9 million of outstanding letters of credit). For the year ended December 31, 2017, our total borrowings, repayments on indebtedness and cash interest payments were $580.2 million, $583.2 million and $2.2 million, respectively. For the year ended December 25, 2016, our total borrowings, repayments on indebtedness and cash interest payments were $623.9 million, $625.7 million and $1.4 million, respectively. Our senior secured credit facility matures on December 1, 2018, and borrowings under the senior secured credit facility bear interest at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.50% to 3.00%.
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
Although our senior secured credit facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.

Our senior secured credit facility requires us to maintain certain fixed charge coverage ratios, leverage ratios and minimum adjusted consolidated earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA"). Our ability to comply with these ratios and minimum adjusted EBITDA in the future may be affected by events beyond our control, and an inability to comply with the required financial ratios and minimum adjusted EBITDA could result in a default under our senior secured credit facility. In the event of any default, the lenders under our senior secured credit facility could elect to terminate lending commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable.
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

In addition, our long-term borrowings mature on December 1, 2018. Our ability to refinance our existing indebtedness could be affected by the conditions in the financial markets generally. Adverse market conditions could make it difficult to refinance our existing indebtedness on acceptable terms or at all. If we are unable to refinance our existing indebtedness, we will face substantial liquidity problems and our ability to operate the Company as a going concern could be significantly impacted.
Our independent registered public accounting firm, in their audit report related to our financial statements for the year ended December 31, 2017, expressed substantial doubt about our ability to continue as a going concern.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31,
2017, refer to the substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. The inclusion of a going concern explanatory paragraph in the report of our independent registered public accounting firm may make it more difficult for us to secure additional financing or enter into or maintain strategic relationships, including with our suppliers and vendors, on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we might obtain.
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
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. While we are in compliance with the Sarbanes-Oxley Act for fiscal 2017, there is no guarantee that we will meet all areas of compliance in future years. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.
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
As of December 31, 2017, we had 21,183,764 common shares issued, and 5,977,860 treasury shares repurchased through the end of 2017. In addition, we have reserved 1.9 million common shares for issuance under the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan, of which 415,361 shares are subject to vesting under outstanding restricted stock awards and 908,342 shares remain eligible for future issuance. Stock options to purchase an aggregate of 15,545 common shares are currently vested and outstanding under the Bravo Development, Inc. Option Plan.
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
Although no preferred shares were outstanding as of December 31, 2017 and although we have no present plans to issue any preferred shares, our articles of incorporation authorize the board of directors to issue up to 5,000,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our board of directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of our company, even if some of our shareholders consider such change of control to be beneficial.
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
Item 1B.   Unresolved Staff Comments.
None.

Item 2.   Properties.
The following table sets forth our restaurant locations as of December 31, 2017.

Location	Bravo Restaurants	Brio Restaurants		Total Number of Restaurants
Alabama	1	1		2
Arizona		2		2
Arkansas	1			1
California		3		3
Colorado		2		2
Connecticut		2		2
Delaware		1		1
Florida	3	15		18
Illinois	1	1		2
Indiana	2			2
Iowa	1			1
Kansas	1			1
Kentucky	1	1		2
Louisiana	1			1
Maryland		2		2
Massachusetts		1		1
Michigan	5	2		7
Missouri	2	2		4
Nebraska	1			1
Nevada	1	2		3
New Jersey		5		5
New Mexico	1			1
New York	1	1		2
North Carolina	2	3	*	5	*
Ohio	12	8		20
Oklahoma	1			1
Pennsylvania	6			6
Puerto Rico	—	1	^	1	^
Tennessee	1			1
Texas	1	5		6
Utah		2		2
Virginia	2	3		5
Wisconsin	1			1
Total	49	65		114
_________________________

*	Includes one location that we operate pursuant to a management agreement and do not own.
^	Includes one location operated under a franchise agreement.
We own three properties, one in Ohio and one in each of Indiana and Pennsylvania, and operate restaurants on each of these sites. We lease the land and buildings for 109 Company-owned restaurants used in our operations under various long-term operating lease agreements. The initial lease terms range from ten to 20 years. The leases include renewal options for two to 20 additional years. Our leases currently expire between 2018 and 2032. The majority of our leases provide for base (fixed) rent, plus additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. We are also generally obligated to pay certain real estate taxes, insurance, common area maintenance charges and various other expenses related to the properties. Our main office, not included in the table above, is also leased and is located at 777 Goodale Boulevard, Suite 100, Columbus, Ohio 43212.
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
Our common shares have been traded on the NASDAQ Stock Market under the symbol “BBRG” since October 21, 2010. The following table set forth, for the periods indicated, the high and low price per share of our common shares, as reported by the NASDAQ Stock Market:

	High	Low
Fiscal 2017 Quarter Ended
March 26, 2017	$5.00	$3.60
June 25, 2017	$5.30	$4.50
September 24, 2017	$4.65	$2.30
December 31, 2017	$2.85	$1.85

Fiscal 2016 Quarter Ended
March 27, 2016	$9.14	$7.05
June 26, 2016	$8.17	$6.66
September 25, 2016	$8.56	$4.38
December 25, 2016	$5.00	$3.53
Dividend Policy
We have not paid or declared any cash dividends on our common shares and do not anticipate paying any dividends on our common shares in the foreseeable future. We currently intend to retain any future earnings to fund the operation, development and expansion of our business. Any future determinations relating to our dividend policies will be made at the discretion of our board of directors and will depend on existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, our ability to declare and pay dividends is limited by covenants in our senior secured credit facility. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."
Holders
There were 13 holders of record of our common shares at March 13, 2018, and we estimate there were 2,400 beneficial shareholders on that date.
Share-Based Compensation Plan Information
See Part III, Item 12 of this annual report, for information relating to securities authorized for issuance under the Company's equity compensation plans.

Price Performance Graph
The graph below compares the cumulative five-year total shareholder return on $100.00 invested on the last trading day of fiscal 2012 through and including the market close on December 31, 2017, with the cumulative total return of the same time period on the same amount invested in the NASDAQ Composite® (US) Index and the Nation’s Restaurant News Stock Index. The chart below the graph sets forth the actual numbers depicted on the graph.

	12/30/2012	12/29/2013	12/28/2014	12/27/2015	12/25/2016	12/31/2017
Bravo Brio Restaurant Group, Inc.	$100.00	$104.90	$81.73	$56.81	$25.11	$18.97
NASDAQ Composite® (US) Index	$100.00	$158.73	$183.57	$192.79	$208.61	$233.20
Nation’s Restaurant News Stock Index	$100.00	$129.50	$132.85	$152.01	$155.26	$182.77
Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities
We did not make any sales of unregistered Company securities during the fiscal year ended December 31, 2017.
Issuer Purchases of Equity Securities
There were no purchases of common shares made during the quarter ended December 31, 2017 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. See Note 9 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this annual report for information regarding share repurchase plans in effect during fiscal 2016.

Item 6.   Selected Financial Data.
The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The selected historical consolidated financial data as of December 31, 2017 and December 25, 2016 and each of the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data as of and for the fiscal years ended December 28, 2014 and December 29, 2013 have been derived from our audited consolidated financial statements not included elsewhere in this annual report.
BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
(Dollars in thousands except per share data)

	Fiscal Year(1)
	2017	2016	2015	2014	2013
Statement of Operations Data
Revenues	$407,607	$410,254	$423,994	$408,309	$411,091
Costs and Expenses
Cost of sales	104,890	106,910	106,942	107,078	105,628
Labor	151,424	151,797	151,893	144,848	143,097
Operating	66,405	67,334	69,568	65,851	64,970
Occupancy	31,439	32,059	32,226	29,013	28,506
General and administrative expenses	29,381	28,562	24,520	22,575	22,697
Restaurant pre-opening costs	411	1,038	3,009	3,204	3,560
Asset impairment charges	11,215	15,409	10,201	—	14,196
Depreciation and amortization	21,133	22,324	22,435	20,288	20,019
Total costs and expenses	416,298	425,433	420,794	392,857	402,673
(Loss) Income from operations	(8,691)	(15,179)	3,200	15,452	8,418
Interest expense, net	2,464	1,703	1,484	1,347	1,143
(Loss) Income before income taxes	(11,155)	(16,882)	1,716	14,105	7,275
Income tax (benefit) expense	(1,386)	57,833	(2,864)	2,283	(268)
Net (loss) income	$(9,769)	$(74,715)	$4,580	$11,822	$7,543
Per Share Data
Basic	$(0.64)	$(5.09)	$0.30	$0.63	$0.39
Diluted	$(0.64)	$(5.09)	$0.29	$0.60	$0.37
Weighted average shares outstanding —
Basic	15,173	14,680	15,143	18,863	19,542
Diluted	15,173	14,680	15,865	19,701	20,432

Balance Sheet Data (at the end of the period)
Cash and cash equivalents	$393	$444	$447	$427	$7,640
Working capital (deficit)	(88,161)	(55,534)	(51,738)	(41,801)	(26,204)
Total assets	142,167	166,762	248,060	251,763	254,852
Total debt	38,500	41,500	43,300	56,000	15,693
Total shareholders’ equity (deficiency in assets)	(30,329)	(21,530)	54,824	53,784	103,776
_________________________

(1)	We utilize a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. With the exception of 2017, which was a 53-week year, each of the above fiscal years had 52 weeks.

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
We calculate these non-GAAP measures by adjusting net (loss) income and net (loss) income per share for the impact of certain non-comparable items that are reflected in our GAAP results. We believe these adjusted measures provide investors with supplemental information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating our business performance. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will not be affected by certain unusual or non-comparable items.
The following is a reconciliation from net (loss) income and net (loss) income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Fiscal Year
	2017	2016
Net (loss) income	$(9,769)	$(74,715)
Impact from:
Asset impairment charges (1)	11,215	15,409
Litigation reserves (2)	2,960	465
Write-off of unamortized loan origination fees	69	89
Valuation allowance on deferred tax assets (3)	—	64,682
Tax expense related to an IRS audit settlement	—	265
Tax expense from excess tax deficiency for option exercises	—	2,395
Impact of new tax legislation (4)	(1,086)	—
Income tax expense (5)	—	(6,060)
Adjusted net income	$3,389	$2,530

	Basic
	2017	2016
Net (loss) income per share	$(0.64)	$(5.09)
Impact from:
Asset impairment charges (1)	0.74	1.05
Litigation reserves (2)	0.19	0.03
Write-off of unamortized loan origination fees	—	0.01
Valuation allowance on deferred tax assets (3)	—	4.41
Tax expense related to an IRS audit settlement	—	0.02
Tax expense from excess tax deficiency for option exercises	—	0.16
Impact of new tax legislation (4)	(0.07)	—
Income tax expense (5)	—	(0.41)
Adjusted net income per share	$0.22	$0.18
Weighted average shares outstanding — basic	15,173	14,680

	Diluted
	2017	2016
Net (loss) income per share (6)	$(0.64)	$(4.88)
Impact from:
Asset impairment charges (1)	0.74	1.01
Litigation reserves (2)	0.19	0.03
Write-off of unamortized loan origination fees	—	0.01
Valuation allowance on deferred tax assets (3)	—	4.22
Tax expense related to an IRS audit settlement	—	0.02
Tax expense from excess tax deficiency for option exercises	—	0.16
Impact of new tax legislation (4)	(0.07)	—
Income tax expense (5)	—	(0.40)
Adjusted net income per share	$0.22	$0.17
Weighted average shares outstanding — diluted (7)	15,206	15,319
_________________________

1)
See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this annual report for information regarding asset impairment charges incurred during the years ended December 31, 2017 and December 25, 2016.

2)	See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this annual report for information regarding litigation reserves recorded during the year ended December 31, 2017.

3)	See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this annual report for information regarding the valuation allowance recorded during the year ended December 31, 2017.

4)	Reflects the net impact of applying the provisions of the Tax Cuts and Jobs Act of 2017 enacted on December 22, 2017 on the Company's deferred tax assets and the associated valuation allowance.

5)	Reflects the adjustments for income taxes related to asset impairment charges and the accrued liability for current litigation. The effective tax rate for fiscal year 2017 is zero.

6)
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

7)
Diluted weighted average shares outstanding includes potentially issuable common shares. Shares of common stock equivalents of 357,361 and 65,748 were excluded from the diluted calculation due to their anti-dilutive effect for the fiscal years ended December 31, 2017 and December 25, 2016, respectively.

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
Our business is sensitive to seasonal fluctuations as, historically, the percentage of operating income earned during the first and fourth quarters has been higher than the other quarters due in part to higher restaurant sales during the winter months in our stores located in the southern region of the United States and the year-end holiday season. Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by negative guest traffic, in each quarter of 2016 and 2017. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest spending, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants. Additionally, we continue to promote our light menu to attract guests looking for healthier options in their dining experience.
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

Key Financial Definitions
Revenues.  Revenues primarily consist of food and beverage sales, net of any discounts, such as management meals, employee meals and coupons, associated with each sale. Revenues in a given period are directly influenced by the number of operating weeks in such period and comparable restaurant sales growth. Operating weeks represent the number of full weeks that the Company-owned restaurants were open during the reporting period. Revenues also include management and franchise fees earned and gift card breakage.
Cost of Sales.  Cost of sales consist primarily of food and beverage related costs and excludes depreciation and amortization. The components of cost of sales are variable in nature, change with sales volume and are subject to increases or decreases based on fluctuations in commodity costs. Our cost of sales depends in part on the success of controls we have in place to manage our food and beverage costs.
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

Results of Operations
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as percentages of revenues:

	Fiscal Year Ended
	December 31, 2017	% of Revenue	December 25, 2016	% of Revenue	December 27, 2015	% of Revenue
	(Dollars in thousands)
Revenues	$407,607	100%	$410,254	100%	$423,994	100%
Costs and Expenses
Cost of sales	104,890	25.7%	106,910	26.1%	106,942	25.2%
Labor	151,424	37.1%	151,797	37.0%	151,893	35.8%
Operating	66,405	16.3%	67,334	16.4%	69,568	16.4%
Occupancy	31,439	7.7%	32,059	7.8%	32,226	7.6%
General and administrative expenses	29,381	7.2%	28,562	7.0%	24,520	5.8%
Restaurant pre-opening costs	411	0.1%	1,038	0.3%	3,009	0.7%
Asset impairment charges	11,215	2.8%	15,409	3.8%	10,201	2.4%
Depreciation and amortization	21,133	5.2%	22,324	5.4%	22,435	5.3%
Total costs and expenses	416,298	102.1%	425,433	103.7%	420,794	99.2%
(Loss) income from operations	(8,691)	(2.1)%	(15,179)	(3.7)%	3,200	0.8%
Interest expense, net	2,464	0.6%	1,703	0.4%	1,484	0.4%
(Loss) income before income taxes	(11,155)	(2.7)%	(16,882)	(4.1)%	1,716	0.4%
Income tax (benefit) expense	(1,386)	(0.3)%	57,833	14.1%	(2,864)	(0.7)%
Net (loss) income	$(9,769)	(2.4)%	$(74,715)	(18.2)%	$4,580	1.1%
Certain percentage amounts may not sum due to rounding.
Fifty-Three Weeks Ended December 31, 2017 Compared to Fifty-Two Weeks Ended December 25, 2016
Revenues.  Revenues decreased $2.7 million, or 0.6%, to $407.6 million in fiscal year 2017, compared to $410.3 million in fiscal year 2016 in part due to the $5.0 million impact of four net store closures in 2017 offset by $9.0 million of revenue generated during the 53rd week. Further, on a comparable 53-week basis, comparable revenues decreased 2.5% in 2017 as compared to 2016 which was a result of a 3.8% decrease in guest count offset by a 1.3% increase in average check. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.
For our BRAVO! brand, restaurant revenues decreased $3.4 million, or 2.2%, to $148.0 million in fiscal 2017 as compared to $151.4 million in fiscal 2016.  Operations from the 53rd week in 2017 accounted for $3.3 million in additional revenues. On a comparable 53 week basis, comparable revenues for the BRAVO! brand restaurants decreased 1.6%, or $2.4 million, to $144.5 million in fiscal 2017 due to a decrease in guest count partially offset by an increase in average check. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base decreased $4.7 million to $3.5 million in fiscal 2017 as compared to $8.2 million in fiscal 2016. This decrease was primarily the result of no BRAVO! restaurant openings in fiscal 2017 compared to the impact of opening two BRAVO! restaurants in fiscal 2016. At December 31, 2017, there were 49 BRAVO! restaurants included in the comparable restaurant base and no BRAVO! restaurants excluded from the comparable restaurant base.
For our BRIO brand, restaurant revenues increased $0.5 million, or 0.2%, to $257.3 million in fiscal 2017 as compared to $256.8 million in fiscal 2016. Operations from the 53rd week in 2017 accounted for $5.7 million in additional revenues. On a comparable 53 week basis, comparable revenues for the BRIO brand restaurants decreased 3.0%, or $7.6 million, to $247.1 million in fiscal 2017 due to a decrease in guest count partially offset by an increase in average check. Revenues for BRIO brand restaurants not included in the comparable restaurant base increased $1.6 million to $10.2 million in fiscal 2017 as compared to $8.6 million in fiscal 2016. This increase was primarily due to the impact of four BRIO restaurants closing in fiscal 2017. At December 31, 2017, there were 60 BRIO restaurants included in the comparable restaurant base and three BRIO restaurants not included in the comparable restaurant base.

Cost of Sales.  Cost of sales decreased $2.0 million, or 1.9%, to $104.9 million in fiscal 2017, from $106.9 million in fiscal 2016, primarily due to the net closure of four stores, partially offset by the 53rd week in fiscal 2017. As a percentage of revenues, cost of sales decreased 0.4% to 25.7% in 2017 as compared to 26.1% in 2016, due to the absence of additional costs associated with the initial testing and implementation of a new menu at both brands during the prior period. As a percentage of revenues, food costs decreased 0.3% to 21.3% in fiscal 2017 as compared to 21.6% in fiscal 2016 due to the absence of additional costs associated with testing and implementing a new menu at both brands during the prior period. Beverage costs, as a percentage of revenues, decreased 0.1% to 4.4% in fiscal 2017 as compared to 4.5% in fiscal 2016.
Labor Costs.  Labor costs decreased $0.4 million, or 0.2%, to $151.4 million in fiscal 2017, from $151.8 million in fiscal 2016. This decrease was primarily due to the absence of additional training costs associated with the initial testing and implementation of a new menu at both brands during the prior period and four net store closures, partially offset by the impact of the 53rd week in fiscal 2017. As a percentage of revenues, labor costs increased to 37.1% in 2017, from 37.0% in 2016, primarily due to the deleveraging resulting from the decrease in comparable restaurant sales in 2017.
Operating Costs.  Operating costs decreased $0.9 million, or 1.4%, to $66.4 million in 2017, from $67.3 million in 2016. This decrease was primarily due to a decrease in personal property taxes, supplies costs and the net closure of four stores, partially offset by the impact of the 53rd week in fiscal 2017. As a percentage of revenues, operating costs decreased to 16.3% in 2017, from 16.4% in 2016.
Occupancy Costs.  Occupancy costs decreased $0.7 million, or 1.9%, to $31.4 million in fiscal 2017, from $32.1 million in fiscal 2016. The decrease in occupancy costs was primarily due to the impact of a net reduction of nine operating weeks, which includes the additional operating weeks provided by the 53rd week in fiscal 2017. As a percentage of revenues, occupancy costs decreased to 7.7% in 2017, from 7.8% in 2016.
General and Administrative.  General and administrative expenses increased $0.8 million, or 2.9%, to $29.4 million in fiscal 2017, from $28.6 million in fiscal 2016. The increase in general and administrative expenses was attributable to increased litigation costs, partially offset by lower corporate compensation expense due to headcount reduction. As a percentage of revenues, general and administrative expenses increased to 7.2% in 2017, from 7.0% in 2016. The increase as a percentage of revenues was primarily due to the deleveraging resulting from the decrease in comparable restaurant sales in 2017.
Restaurant Pre-opening Costs.  Restaurant pre-opening costs decreased by $0.6 million to $0.4 million in 2017, from $1.0 million in 2016. The decrease in restaurant pre-opening costs was due to the impact of opening one new restaurant during 2017 compared to three new restaurants opened during 2016. Restaurant pre-opening costs are incurred prior to a restaurant opening and may also be incurred into the first month of operations. However, the costs that are included in any one period are related to the timing of the work being done and when costs are actually incurred. As a percentage of revenues, restaurant pre-opening costs decreased to 0.1% in 2017, from 0.3% in 2016.
Impairment.  We review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Our impairment charges have been incurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations that have opened in areas with lower than normal retail co-tenancy. Based upon our analysis, we incurred a non-cash impairment charge of $11.2 million in 2017 related to six restaurants as compared to $15.4 million related to nine restaurants in 2016.
Depreciation and Amortization.  Depreciation and amortization expenses decreased by approximately $1.2 million, or 5.3%, to $21.1 million in fiscal 2017, from $22.3 million in fiscal 2016. This decrease in depreciation and amortization expenses was primarily due to the impact of asset impairment charges. As a percentage of revenues, depreciation and amortization expenses decreased to 5.2% in 2017 as compared to 5.4% in 2016.
Interest Expense, Net.  Interest expense, net increased by approximately $0.8 million, or 44.7%, to $2.5 million in 2017, from $1.7 million in 2016. The increase was primarily due to higher borrowing rates after giving effect to the First Amendment to our senior secured credit facility as well as the partial write-off of unamortized loan origination fees associated with the Second Amendment to our senior secured credit facility.
Income Taxes.  Income taxes decreased $59.2 million to an income tax benefit of $1.4 million in 2017, as compared to an income tax expense of $57.8 million in 2016. The decrease was primarily due to the recording of a valuation allowance in the prior year of $64.7 million to income tax expense offset slightly by the enactment of the Tax Cuts and Jobs Act of 2017. See

Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this annual report for information regarding the impact of this legislation.
Adjusted Net Income.  Adjusted net income is a supplemental measure of our performance that is not required or presented in accordance with GAAP. We calculate this non-GAAP measure by adjusting net (loss) income for the impact of certain non-comparable items that are reflected in our GAAP results. Adjusted net income for fiscal 2017 and 2016 was $3.4 million and $2.5 million, respectively. A full reconciliation from net (loss) income to adjusted net income for fiscal 2017 and fiscal 2016 can be found at Part II, Item 6 of this annual report, “Selected Financial Data”.
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
Liquidity
Our principal sources of cash have been net cash provided by operating activities and borrowings under our senior secured credit facility. On August 1, 2017, we entered into a Second Amendment to our senior secured credit facility. The Second Amendment reduced the amount we may borrow pursuant to our revolving credit facility from $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans) to (i) $20.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on August 1, 2017, (ii) $15.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on January 1, 2018, (iii) $15.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on March 31, 2018 and (iv) $10.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on July 2, 2018. In addition, the senior secured credit facility matures on December 1, 2018.
On February 9, 2018, we entered into a Third Amendment to our senior secured credit facility. The Third Amendment provides for (a) the definition of “Consolidated EBITDA” to exclude certain litigation settlement payments in an amount not to exceed $1.4 million in the aggregate in the fiscal year ended on or about December 31, 2018 and legal fees and expenses not constituting Transaction Costs (as defined in the Third Amendment) in an amount not to exceed $3.5 million in the aggregate in the fiscal year ended on or about December 31, 2017, (b) prepayments of principal and interest, in increments of $0.5 million, on amounts outstanding under the senior secured credit facility: first to outstanding swingline loans, next to outstanding revolving loans, next to letter of credit obligations, and finally to the term loan, if we have excess cash or cash equivalents in an amount greater than $3.0 million on an aggregate book basis for three consecutive business days, (c) we are required to reconfirm certain of its reporting obligations to the lenders, (d) an adjustment to the Minimum Consolidated EBITDA (as defined in the Third Amendment) for the period January 1, 2018 through July 1, 2018 to $16.0 million, and for the period July 2, 2018 and thereafter to $19.0 million, and (e) deletion of the requirement that we maintain at least $2.0 million in minimum Liquidity (as defined in the Third Amendment) as of the end of each week.
On March 14, 2018, the Company entered into a Fourth Amendment to the senior secured credit facility. The Fourth Amendment provides for (a) revision of the maximum consolidated lease-adjusted leverage ratio (as defined in the Credit Agreement) to a maximum of 6.25 (b) deletion of the requirement that the Company make principal payments in the first and second quarters of fiscal 2018 and movement of the third quarter of fiscal 2018 principal payment to October 1, 2018 and (c) an adjustment to the Minimum Consolidated EBITDA (as defined in the Fourth Amendment) for the period January 1, 2018 and thereafter to $15.0 million.
As of December 31, 2017, we had approximately $0.4 million in cash and cash equivalents and approximately $8.6 million of availability under our revolving credit facility (after giving effect to $2.9 million of outstanding letters of credit at December 31, 2017). Our need for capital resources is driven by our restaurant expansion plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, our combined expected cash flows from operations, our available borrowings under the revolving credit facility and expected landlord lease incentives were not projected to be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months. In light of the maturity date of the 2014 Credit Agreement at December 1, 2018, the Company pursued strategic alternatives, including seeking a refinancing of its outstanding debt, and ultimately entered into an Agreement and Plan of Merger on March 7, 2018, as described in Note 15. The transactions contemplated by the Agreement and Plan of Merger will result in the repayment in full of the Company’s outstanding debt.  The Company is projecting that it will be able to continue to comply with the contractual covenants contained in the senior secured credit facility, as further amended by the Fourth Amendment, until the transactions contemplated by the Agreement and Plan of Merger are consummated.
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
Our liquidity has been, and may continue to be, adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in this annual report under Part I, Item 1A “Risk Factors.”
The following table presents a summary of our cash flows for the years ended December 31, 2017, December 25, 2016 and December 27, 2015.

	Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
	(in thousands)
Net cash provided by operating activities	$12,507	$20,350	$42,230
Net cash used in investing activities	(9,276)	(15,512)	(24,605)
Net cash used in financing activities	(3,282)	(4,841)	(17,605)
Net decrease in cash and cash equivalents	(51)	(3)	20
Cash and cash equivalents at beginning of year	444	447	427
Cash and cash equivalents at end of year	$393	$444	$447
Year Ended December 31, 2017 Compared to Year Ended December 25, 2016
Operating Activities.  Net cash provided by operating activities was $12.5 million in 2017, compared to $20.4 million in 2016. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and credit cards and a large majority of our expenditures are paid within a 30-day period. The decrease in net cash provided by operating activities in 2017 compared to 2016 was primarily due to lower cash receipts from operations, lease incentives and an additional payroll run in 2017 compared to 2016 due to the 53rd week in fiscal 2017. Cash receipts in 2017 and 2016, including the net redemption of gift cards, were $407.7 million and $413.7 million, respectively. Cash expenditures during 2017 and 2016 were $395.3 million and $393.9 million, respectively.
Investing Activities.  Net cash used in investing activities was $9.3 million in 2017, compared to $15.5 million in 2016. We used cash primarily on reimaging activities as well as on normal capital expenditure replacements. The decrease in spending was related to the number of restaurants that were opened during 2017 versus 2016. During 2017, we opened one restaurant, while in 2016 we opened three company owned restaurants.
Financing Activities.  Net cash used in financing activities was $3.3 million in 2017, compared to $4.8 million in 2016. In 2017, we had net payments of $3.0 million on our senior secured credit facility and paid $0.3 million in loan origination fees in connection with the Second Amendment to our senior secured credit facility. In 2016, we had net repayments of long-term debt of $1.8 million, repurchased $3.5 million in treasury stock, incurred a net $0.8 million cash outflow related to our equity plans and paid $0.4 million in loan origination fees in connection with the First Amendment to our senior secured credit facility.
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
Financing Activities.  Net cash used in financing activities was $4.8 million in 2016, compared to $17.6 million in 2015. In 2016, we had net payments of $1.8 million on our senior secured credit facility, repurchased $3.5 million in treasury stock, incurred a net $0.8 million cash inflow related to our equity plans and paid $0.4 million in loan origination fees in connection with the First Amendment to our senior secured credit facility. In 2015, we had net repayments of long-term debt of $12.7 million, repurchased $4.6 million in treasury stock and incurred a net $0.3 million cash outflow related to our equity plans.
Capital Resources
Future Capital Requirements.  Our capital requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurants. Our real estate development program is dependent upon many factors, including economic conditions, real estate markets, site locations and nature of lease agreements as well as maintaining compliance with applicable financial covenants contained in our senior secured credit facility. Our capital expenditures also include costs for maintenance and capacity additions in our existing restaurants as well as information technology and other general corporate capital expenditures.
We anticipate that each new restaurant will, on average, require a total cash investment of $1.5 million to $2.5 million (net of estimated lease incentives). We expect to spend approximately $0.4 million to $0.5 million per restaurant for cash pre-opening costs. The projected cash investment per restaurant is based on historical averages.
We currently estimate capital expenditures, net of lease incentives, for 2018 to be in the range of approximately $7.0 million to $9.0 million, primarily related to the planned opening of one new restaurant in early 2019 and normal maintenance capital expenditures related to our existing restaurants. We anticipate spending approximately $0.1 million to $0.5 million in pre-opening costs in 2018.
Current Resources.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $88.2 million at December 31, 2017, compared to a net working capital deficit of $55.5 million at December 25, 2016.
On November 5, 2014, we entered into the 2014 Credit Agreement with a syndicate of financial institutions and on October 31, 2016, we entered into a First Amendment to the 2014 Credit Agreement. The First Amendment redefined our senior secured credit facility and provided for (i) a $35.0 million term loan facility, maturing in 2019, and (ii) a revolving credit facility under which we may borrow up to $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2019. Additionally, the First Amendment contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, and a change of control of our business. The First Amendment requires us to make fixed quarterly principal payments of $1.0 million under the senior secured credit facility. In addition to making fixed quarterly principal payments under our senior secured credit facility, we are required to pay an unused facility fee to the lenders equal to 0.30% to 0.50% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 31, 2016, payable quarterly in arrears.
On August 1, 2017, we entered into a Second Amendment to the 2014 Credit Agreement. The Second Amendment provides for the amendment of the maturity date of the senior secured credit facility from November 5, 2019 to December 1, 2018 and a reduction of the amount we may borrow pursuant to our revolving credit facility from $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans) to (i) $20.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on August 1, 2017, (ii) $15.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on January 1, 2018, (iii) $15.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on March 31, 2018 and (iv) $10.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on July 2, 2018; and an increase to the fixed quarterly principal payments from $1.0 million per quarter to $2.5 million per quarter beginning on March 30, 2018. The Second Amendment also modifies the financial tests that the Company is required to meet by lowering the minimum consolidated fixed charge coverage ratio, raising the maximum consolidated lease-adjusted leverage ratio, and lowering the minimum earnings before interest, taxes, depreciation and amortization (as defined in the Amendment). In addition to these financial tests, the Second Amendment places limitations on new restaurant leases until the lease-adjusted leverage ratio meets certain thresholds. Our senior credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries,
(ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property and
(iii) secured by a pledge of all of the capital stock of our subsidiaries.
On February 9, 2018, we entered into a Third Amendment to the 2014 Credit Agreement. The Third Amendment provides for (a) the definition of “Consolidated EBITDA” to exclude certain litigation settlement payments in an amount not to exceed $1.4 million in the aggregate in the fiscal year ended on or about December 31, 2018 and legal fees and expenses not constituting Transaction Costs (as defined in the Third Amendment) in an amount not to exceed $3.5 million in the aggregate in the fiscal year ended on or about December 31, 2017, (b) prepayments of principal and interest, in increments of $0.5 million, on amounts outstanding under the credit facility: first to outstanding swingline loans, next to outstanding revolving loans, next to letter of credit obligations, and finally to the term loan, if we have excess cash or cash equivalents in an amount greater than $3.0 million on an aggregate book basis for three consecutive business days, (c) we are required to reconfirm certain of our reporting obligations to the lenders, (d) an adjustment to the Minimum Consolidated EBITDA (as defined in the Third Amendment) for the period January 1, 2018 through July 1, 2018 to $16.0 million, and for the period July 2, 2018 and thereafter to $19.0 million, and (e) deletion of the requirement that we maintain at least $2.0 million in minimum Liquidity (as defined in the Third Amendment) as of the end of each week.
On March 14, 2018, the Company entered into a Fourth Amendment to the senior secured credit facility. The Fourth Amendment provides for (a) revision of the maximum consolidated lease-adjusted leverage ratio (as defined in the Credit Agreement) to a maximum of 6.25 (b) deletion of the requirement that the Company make principal payments in the first and second quarters of fiscal 2018 and movement of the third quarter of fiscal 2018 principal payment to October 1, 2018 and (c) an adjustment to the Minimum Consolidated EBITDA (as defined in the Fourth Amendment) for the period January 1, 2018 and thereafter to $15.0 million.
Borrowings under the senior secured credit facility bear interest at the Company’s option of either (i) the Base Rate (as such term is defined in the First Amendment) plus the applicable margin of 1.50% to 2.00% or (ii) at a fixed rate for a period of one, two, three or six months equal to LIBOR, plus the applicable margin of 2.50% to 3.00%. The applicable margins with respect to our revolving credit facility vary from time to time in accordance with agreed upon pricing grids based on our consolidated lease-adjusted leverage ratio. Swing-line loans under our revolving credit facility bear interest only at the Base Rate plus the applicable margin. Interest on loans based upon the Base Rate are payable on the last day of each calendar quarter in which such loan is outstanding. Interest on loans based on LIBOR is payable on the last day of the applicable LIBOR period and, in the case of any LIBOR period greater than three months in duration, interest is payable quarterly.
As of December 31, 2017, we had an outstanding principal balance of approximately $30.0 million on our term loan facility and $8.5 million on our revolving credit facility. At December 31, 2017, the Company was in compliance with its applicable financial covenants.
We continue to operate in a challenging environment, and our ability to comply with our applicable financial covenants may be affected in the future by economic, industry or business conditions beyond our control. Management projected that the expected future cash flow from operations, as well as available borrowings under our senior secured credit facility, were not sufficient to meet liquidity needs for the next twelve months.
In response to these projections, and in light of the maturity date of the the Company’s indebtedness under its senior secured credit facility at December 1, 2018, the Company pursued strategic alternatives, including seeking a refinancing of its outstanding debt, and ultimately entered into an Agreement and Plan of Merger on March 7, 2018, as described in Note 15. The consummation of the transactions contemplated by the Agreement and Plan of Merger will result in the repayment in full of the Company’s obligations under its senior secured credit facility prior to maturity as the transactions are anticipated to be consummated on or before September 7, 2018. The Company is projecting that it will be able to continue to comply with the contractual covenants contained in the senior secured credit facility, as further amended by the Fourth Amendment, until the transactions contemplated by the Agreement and Plan of Merger are consummated.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2017, we were not involved in any VIE transactions and did not otherwise have any material off-balance sheet arrangements.
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
Leases.  We currently lease all but three of our owned restaurant locations. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of our leases are classified as operating leases. We record the minimum lease payments for our operating leases on a straight-line basis over the lease term, including option periods which in the judgment of management are reasonably assured of renewal. The lease term commences on the date that the lessee obtains control of the property, which is normally when the property is ready for tenant improvements. Contingent rent expense is recognized as incurred and is usually based on either a percentage of restaurant sales or a percentage of restaurant sales in excess of a defined amount. Our lease costs will change based on the lease terms of our lease renewals as well as leases that we enter into with respect to our new restaurants.
Leasehold improvements financed by the landlord through tenant improvement allowances are capitalized as leasehold improvements with the tenant improvement allowances recorded as deferred lease incentives. Deferred lease incentives are amortized on a straight-line basis over the lesser of the life of the asset or the lease term, including option periods which in the judgment of management are reasonably assured of renewal (same term that is used for related leasehold improvements) and are recorded as a reduction of occupancy expense. These judgments by management may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used. We have not made any changes to the nature of the assumptions used to account for leases in the past three years.
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
We regularly review any restaurants generating negative or low cash flow for the previous four quarters to determine if impairment testing is warranted.  As part of the review, we also take into account that our business is sensitive to seasonal fluctuations such as the holiday season at the end of the fourth quarter as it significantly impacts our short and long term projections for each location. Other factors considered that may impact expectations of future performance include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset and overall restaurant operating performance. Based on this analysis, we determine whether an indicator of impairment exists.
If an impairment indicator is identified, we prepare future undiscounted cash flow projections which take into consideration qualitative factors and future operating plans. We forecast our future cash flows by considering recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe this combination of information provides a reasonable basis to estimate future cash flows. We compare this undiscounted cash flow forecast to the assets carrying value at the restaurant. If the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets carrying value exceeds fair value. Fair value is estimated using a discounted cash flow approach. Our impairment assessment process requires a significant degree of management’s judgment. At any given time, we may be monitoring a number of locations, and future impairment charges could be required if individual restaurant performance does not improve. As a result of the above mentioned review process, we incurred a non-cash impairment charge of $11.2 million related to six restaurants in fiscal 2017, $15.4 million related to nine restaurants in fiscal 2016 and $10.2 million related to six restaurants in fiscal 2015.
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
Self-Insurance Reserves.  We maintain various insurance policies, including workers’ compensation and general liability. As outlined in these policies, we are responsible for losses up to certain limits. We record a liability for the estimated exposure for aggregate losses. This liability is based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions, including actuarial assumptions, historical trends and economic conditions. Should a greater number of claims occur compared to what was estimated, or should medical costs or other claim costs increase beyond what was expected, our accrued liabilities might not be sufficient, and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, resulting in expense reductions. Unanticipated changes in our estimates may produce materially different amounts of expense.
Income Taxes.  Income tax provisions consist of federal and state taxes currently due, plus deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Future taxable income, adjustments in temporary differences, available carry forward periods and changes in tax laws could affect these estimates. Due to the impairment charges recorded during 2017, 2016 and 2015, the Company is in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Based on the required weight of that evidence under ASC 740, the Company has determined that a valuation allowance was needed for all of its net deferred income tax assets. As of December 31, 2017 and December 25, 2016, the Company recorded valuation allowances of $60.3 million and $64.7 million, respectively. As of December 27, 2015, the Company did not carry a valuation allowance against net deferred tax assets. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets will be recognized as a reduction of future income tax expense.

We recognize a tax position in our financial statements when it is more likely than not that the position will be sustained upon examination by tax authorities that have full knowledge of all relevant information. Our estimates are made based on the best available information at the time we prepare our consolidated financial statements. In making our estimates, we consider the impact of legislative and judicial developments. As these developments evolve, we update our estimates accordingly.
In December 2017, the "Tax Cuts and Jobs Act" (the “Tax Act”) was enacted and included broad tax reforms that are applicable to the Company. Among other things, the Tax Act reduces the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. These changes require us to remeasure our deferred tax assets and liabilities and the valuation allowance recorded against such assets and liabilities. The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. Adjustments may differ from provisional estimates, possibly materially, during the measurement period due to, among other things, further refinement of our calculations, changes in interpretations and assumptions and regulatory changes from the Internal Revenue Service, the SEC, the FASB and various tax jurisdictions. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2017 on an actual basis.

	Payments Due by Year
Contractual Obligations	Total	2018	2019-2020	2021-2022	After 2022
	(In thousands)
Term loan facility (1)	$30,000	$30,000	$—	$—	$—
Revolving credit facility (1)	8,500	8,500	—	—	—
Operating leases	217,716	28,442	55,907	50,361	83,006
Construction purchase obligations	490	490	—	—	—
Total contractual cash obligations	$256,706	$67,432	$55,907	$50,361	$83,006
_________________________

(1)
The outstanding balance on our term loan and revolving credit facility is due on December 1, 2018. Interest payments on our variable-rate term loan facility have been excluded from the amounts shown above, primarily because the balances outstanding can fluctuate periodically.

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
The effect of the changes resulting from the Tax Act, signed into law on December 22, 2017, on the economy over time is unknown. Additionally, interest rates are widely expected to continue to increase in the United States going forward. These changes could alter consumer behavior, which in turn could affect customer traffic and spending in our restaurants.
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
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
We are subject to interest rate risk in connection with our long term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our senior secured credit facility, which are payable at variable rates. We currently have approximately $38.5 million of borrowings under our senior secured credit facility, including $8.5 million under our revolving credit facility. Each eighth point change in interest rates on the variable rate portion of indebtedness under our senior secured credit facility would result in annual changes of approximately $48,000 in our interest expense.
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
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.   Controls and Procedures.
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Bravo Brio Restaurant Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bravo Brio Restaurant Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 14, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to certain conditions that give rise to substantial doubt about the Company's ability to continue as a going concern.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Columbus, Ohio
March 14, 2018

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information.

On March 14, 2018, the Company entered into a Fourth Amendment to the senior secured credit facility. The Fourth  Amendment provides for (a) revision of the maximum consolidated lease-adjusted leverage ratio (as defined in the Credit  Agreement) to 6.25 to 1 (b) deletion of the requirement that the Company make principal payments in the first and second  quarters of fiscal 2018 and movement of the third quarter of fiscal 2018 principal payment to October 1, 2018 and (c) an  adjustment to the Minimum Consolidated EBITDA (as defined in the Credit Agreement) for the period January 1, 2018 and  thereafter to $15.0 million. The Fourth Amendment also provided for the payment of an amendment fee equal to 0.25% of the total outstanding commitments under the Credit Agreement on the effective date of the Fourth Amendment.  If the Agreement and Plan of Merger dated as of March 7, 2018 is terminated, pursuant to the terms of the Fourth Amendment, the Company would become obligated to pay a deferred amendment fee equal to 2.0% of the outstanding commitments under the Credit Agreement.

The foregoing is a summary of certain provisions of the Amendment, is not intended to be complete and is qualified in its entirety by reference to the Fourth Amendment, which is filed as Exhibit 10.18 to this Annual Report and incorporated by reference herein. A copy of the Credit Agreement was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2016.

Part III
Item 10.   Directors, Executive Officers and Corporate Governance.
Our Board of Directors
Our Second Amended and Restated Articles of Incorporation provide that our Board of Directors shall consist of not less than five nor more than 10 directors, with such exact number of directors being fixed by resolution of our Board of Directors. The Board of Directors currently consists of seven directors and is divided into two classes serving staggered two-year terms. At the annual meeting of shareholders in 2018, the shareholders will elect four Class II directors to hold office until the annual meeting of shareholders in 2020 and until their respective successors have been duly elected and qualified, subject to their earlier death, resignation or removal. Each Class I director will hold office until the annual meeting of shareholders in 2019 and until their respective successors have been duly elected and qualified, subject to their earlier death, resignation or removal.
Class II Directors
The name and age as of February 15, 2018 of each Class II member of our Board of Directors, his position with us, the year in which he first became a director and certain biographical information are set forth below:

Class II
Name	Age	Positions and Offices Held with the Company	Director Since
Alton F. Doody III	59	Founder and Chairman of the Board	1987
David B. Pittaway	66	Director	2006
Harold O. Rosser II	69	Director	2006
Fortunato N. Valenti	70	Director	2010
Alton F. (“Rick”) Doody III, along with his brother Chris Doody and Chef Phil Yandolino, founded both Bravo and Brio and has been Chairman of the Board of the Company since 1994. Mr. Doody was our Chief Executive Officer from 1992 until February 2007 and our President from June 2006 until September 2009. Mr. Doody continues to remain employed in a non-executive officer capacity by the Company, primarily focusing on the development of new restaurants and the remodeling of existing restaurants. Mr. Doody also founded Lindey’s in 1981, Cedar Creek Grille in 2012 and Coastal Taco in 2016 and has

been responsible for facets of these concepts' design and development and management direction. Mr. Doody received a Bachelor of Sciences degree in Economics from Ohio Wesleyan University and has completed all the necessary coursework for a Master’s Degree from Cornell University in Restaurant/Hotel Management. Mr. Doody is a member of the Young Presidents Organization and is a Board Member for Arhaus Furniture, Ohio Wesleyan University, and the Cornell Hotel School. Mr. Doody’s qualifications to serve on our Board of Directors include his knowledge of the Company and the restaurant industry and his years of leadership at the Company.
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
Harold O. Rosser II has served as a member of our Board of Directors since June 2006. In January 2011, Mr. Rosser founded Rosser Capital Partners Management L.P., an entity formed to sponsor private investments in middle market consumer and retail companies as well as restaurants and other multiple-unit concepts. Prior to forming Rosser Capital Partners, Mr. Rosser was a managing director and a founder of Bruckmann, Rosser, Sherrill and Co. Management, L.P., a New York-based private equity firm where he worked from 1995 to 2010. From 1987 through 1995 Mr. Rosser was an officer at Citicorp Venture Capital. Prior to joining Citicorp Venture Capital, he spent 12 years with Citicorp/Citibank in various management and corporate finance positions. Mr. Rosser is also a member of the board of directors of Barteca Holdings LLC, Hickory Tavern Holdings, LLC and Skillets Holdings, LLC and the board of trustees of the Culinary Institute of America, Wake Forest University and the New Canaan Society. Mr. Rosser formerly served as a director of several private and publicly traded companies and had led his respective firms’ investments in more than 18 restaurant companies over the past 30 plus years. His in-depth knowledge and experience in the restaurant and food service industry, coupled with his skills in corporate finance, strategic planning, leadership of complex organizations, and board practices of private and public companies, strengthen the Board’s collective qualifications, skills and experience. Mr. Rosser earned a Bachelor of Science degree from Clarkson University and attended Management Development Programs at Carnegie-Mellon University and the Stanford University Business School.
Fortunato N. Valenti has been a director of the Company since October 2010. Mr. Valenti currently serves as the Chief Executive Officer of Patina Restaurant Group (formerly Restaurant Associates), a boutique restaurant and food service company. Mr. Valenti joined Restaurant Associates in 1968 as a management trainee and was appointed to the position of Chief Executive Officer in 1994. From 2002-2007 Mr. Valenti served as a member of the board of directors of McCormick & Schmick’s Seafood Restaurants, Inc. and has served as a member of the boards of directors of public and private companies, including Real Mex Restaurants, Inc., Il Fornaio (America) Corporation and Papa Gino’s Inc. Mr. Valenti is also a member of the boards of directors of various non-profit organizations, including the Culinary Institute of America, NYC & Co. and City Meals on Wheels. Mr. Valenti brings significant restaurant industry experience to the board of directors, including significant experience at the senior executive and board level in both the upscale affordable and upscale dining segments. Mr. Valenti earned an Associates Degree from New York Community College.

Class I Directors
The name and age as of February 15, 2018 of each Class I member of our Board of Directors, his position with us, the year in which he first became a director and certain biographical information is set forth below:

Class I
Name	Age	Positions and Offices Held with the Company	Director Since
Thomas J. Baldwin	62	Director	2012
James S. Gulmi	71	Director	2010
Brian T. O'Malley	50	Director, President and Chief Executive Officer	2015

Thomas J. Baldwin has been a director of the Company since February 2012. Mr. Baldwin serves as the Chief Executive Officer and President of Benihana since August 2016. He is a private investor and had been the past Chairman, Chief Executive Officer and President of Morton’s Restaurant Group, Inc. (NYSE: MRT) from December 2005 through February 2010. Mr. Baldwin served as Chairman of the Board of Directors and Chief Executive Officer of ROI Acquisition Corp. II (NASDAQ: ROIQ) from July 2013 through October 2015 and served as Vice Chairman of EveryWare Global, Inc. (NASDAQ: EVRY) from May 2013 through June 2015 and earlier was Chairman and Chief Executive Officer of ROI Acquisition Corp. which merged with EveryWare Global in a May 2013 business combination, since September 2011. He also served as a Managing Director of the Clinton Group from September 2011 through October 2015. Mr. Baldwin serves on the board of directors of Zoe’s Kitchen. Inc. (NYSE: ZOES) and had served as Chief Financial Officer while at Morton’s Restaurant Group from December 1988 until December 2005. Mr. Baldwin held several additional titles including Executive Vice President, Senior Vice President Finance, Vice President Finance, Treasurer and Secretary during his employment at Morton’s Restaurant Group. Earlier in his career, Mr. Baldwin served as Chief Financial Officer for Le Peep Restaurants, a casual dining operator and franchisor. His experience also includes two years as a Vice President for Strategic Planning at Citigroup and seven years with General (Kraft) Foods Corp. Mr. Baldwin is currently on several private company boards, including Firebirds Wood Fired Grill Restaurants. Mr. Baldwin brings his comprehensive experience in brand positioning and brand management, general management, global strategy, operations, marketing and sales, people resources, investor relations, public relations, international and domestic development, franchising, as well as infrastructure functions to our Board.
James S. Gulmi has been a director of the Company since October 2010. Mr. Gulmi has been serving, since March 2017, as Interim Chief Executive Officer of Pacific Sunwear of California, Inc., a U.S. based retail clothing brand rooted in the youth oriented culture and lifestyle of California, selling lifestyle apparel along with footwear designed for teens and young adults. Previously he served as the Senior Vice President, Finance and Chief Financial Officer and Treasurer of Genesco Inc. through January 2015. Mr. Gulmi joined Genesco Inc. in 1971 as a financial analyst and was appointed Chief Financial Officer in 1986. Mr. Gulmi had served as Genesco Inc.’s Senior Vice President, Finance, since 1996. Mr. Gulmi serves as a board or committee member of several nonprofit agencies, including The Community Foundation of Middle Tennessee, United Way of Metropolitan Nashville and Leadership Nashville. Mr. Gulmi brings more than 40 years of experience in corporate finance, strategic planning and leadership of complex organizations. Mr. Gulmi earned a Bachelor of Arts degree in Business from Baldwin Wallace College and a Master of Business Administration degree from Emory University.
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
Our Executive Officers
The name and age as of February 21, 2018 of each executive officer of the Company, his or her position with us, the year in which he or she first became an executive officer and certain biographical information are set forth below:

Name	Position Held With the Company	Age	Executive Officer Since
Brian T. O'Malley	Director, President and Chief Executive Officer	50	2006
Diane D. Reed	Chief Financial Officer, Treasurer and Secretary	59	2017
Khanh Collins	Senior Vice President and Chief Operating Officer	54	2015
Brian T. O’Malley is a Class I director of the Company. See “Our Board of Directors” for a discussion of Mr. O’Malley’s business experience.
Diane D. Reed joined the Company as Chief Financial Officer, Treasurer and Secretary in October 2017. Ms. Reed previously served as the Company’s Vice President of Finance and Chief Accounting Officer from 2007 to 2016. From 2016 until her current appointment as the Company’s Chief Financial Officer, Treasurer and Secretary, Ms. Reed served as Executive Vice President of Finance for Frisch’s Restaurants, Inc., a privately owned restaurant chain with locations in Ohio, Indiana and Kentucky. From 2004 to 2007 Ms. Reed served as Vice President and Controller for Wendy’s Brand at Wendy’s International, Inc. Ms. Reed held various positions in financial services, third party administration, compensation and benefits at Nationwide Insurance from 1999 to 2004 and was Controller at Donato’s Pizza from 1994 to 1999. Ms Reed held various positions at the Limited, Inc. including the Controller of Victoria’s Secret Catalogue, Inc. from 1983 to to 1989. Ms. Reed previously served as a Senior Auditor with KPMG LLP from 1980 to 1983. Ms. Reed earned a Bachelor of Science in Business Administration degree from the Ohio State University and is a certified public accountant.
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
Based solely on the Company’s review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company’s executive officers and directors were complied with and filed in a timely manner, with the exception of Ms. Reed's November 20, 2017 filing on Forms 3 and 4.
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
The Audit Committee holds regular meetings at least four times each year and held four meetings in fiscal 2017. The Audit Committee reports the significant results of its activities to the Board of Directors at each regularly scheduled meeting of the Board of Directors.

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
The Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees; however, the Nominating and Corporate Governance Committee and the Board of Directors believe it is essential that the Board of Directors is able to draw on a wide variety of backgrounds and professional experiences among its members. The Nominating and Corporate Governance Committee desires to maintain the Board of Directors’ diversity through the consideration of factors such as gender, education, skills and relevant professional and industry experience. The Nominating and Corporate Governance Committee does not intend to nominate representational directors but instead considers each candidate’s credentials in the context of these standards and the characteristics of the Board of Directors in its entirety. Our Board of Directors has adopted a charter for the Nominating and Corporate Governance Committee that complies with current SEC and NASDAQ Global Market rules relating to corporate governance matters. The Nominating and Corporate Governance Committee charter is available on our website at http://investors.bbrg.com. Our Nominating and Corporate Governance Committee held one meeting in fiscal 2017.

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

The Compensation Committee has the same authority with regard to all aspects of director compensation as it has been granted with regard to executive compensation, except that any ultimate decision regarding the compensation of any director is subject to the approval of our Board of Directors. The Compensation Committee held three meetings in fiscal year 2017.
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
Shareholder Advisory Vote on Executive Compensation
As described below, the Company holds a “say on pay” advisory vote with respect to its executive compensation every year.  At the Company's 2017 Annual Meeting of Shareholders, 71% of the shares that voted on our say on pay proposal were voted in favor of the compensation of the Company’s named executive officers as disclosed in the Proxy Statement for the 2017 Annual Meeting of Shareholders, including the Compensation Discussion and Analysis, the 2017 Summary Compensation Table and other related tables and disclosures. Although this vote was non-binding, the Compensation Committee believes that the vote confirms its view that the Company’s compensation programs are appropriate and are consistent with sound executive compensation policy. The Compensation Committee will continue to consider the outcome of the most recent shareholder advisory vote on executive compensation as it makes future compensation decisions.

At the Company’s 2017 Annual Meeting of Shareholders, a majority of the shares that voted on the frequency of future say on pay proposals were voted in favor of holding the advisory vote on executive compensation on an annual basis, as was recommended by the Board of Directors. The Board of Directors subsequently determined that it would follow the shareholders’ recommendation and hold an advisory vote on executive compensation every year. Accordingly, there was an advisory vote to approve the compensation of the named executive officers as part of the 2017 Annual Meeting of Shareholders.
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
Base Salary
We believe that base salaries are essential to recruiting and retaining qualified employees. Base salaries also create a performance incentive in the form of potential salary increases that are given to reward performance. The initial base salary for Mr. O'Malley, Ms. Reed and Ms. Collins was reviewed and set pursuant to their respective employment agreements with the Company. Initial salary levels were set based on the named executive officer’s experience with previous employers and negotiations with individual named executive officers. Thereafter, the Compensation Committee may recommend to increase base salaries each year based on its subjective assessment of the Company’s and/or the individual named executive officer’s performance, and the individual named executive officer’s experience, length of service and/or changes in responsibilities. Included in this subjective determination is the Compensation Committee’s evaluation of the development and execution of strategic plans, exercise of leadership, and involvement in industry groups. The weight given such factors by the Compensation Committee may vary from one named executive officer to another.
The following table sets forth the base salaries for the named executive officers for the two most recent fiscal years.

	Annual Salary ($)
Executive Officer	2017	2016
Brian T. O'Malley	$400,000	$400,000
James J. O'Connor (1)	265,000	265,000
Diane D. Reed (2)	265,000	—
Khanh Collins	200,000	200,000

(1)	Mr. O'Connor resigned from the Company on September 15, 2017.

(2)	Ms. Reed earned a proportional share of the annual salary listed in the table above based on her initial employment date of October 2, 2017.

In February 2017, the Compensation Committee determined that it would not adjust the base salaries for the Company's named executive officers. The base salaries for 2017 for Mr. O'Malley, Mr. O'Connor and Ms. Collins are shown in the table above. The initial base salary for Ms. Reed was set subject to her employment agreement and is shown in the table above.
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
For 2017, the Company determined to pay bonuses based on the achievement of the following performance goals:  “Comparable Sales” (weighted at 25% of the total bonus opportunity), "Restaurant EBITDA" (weighted at 25% of the total bonus opportunity), "Adjusted EBITDA" (weighted at 25% of the total bonus opportunity) and a discretionary component (weighted at 25% of the total bonus opportunity as determined by the Compensation Committee). Comparable Sales is a non-GAAP financial measure calculated by comparing the sales in the current period to the sales for the same comparable restaurant base in the previous period. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Restaurant EBITDA is calculated by subtracting all store-level expenses (Cost of Sales, Labor, Operating, Occupancy) from Revenues. Adjusted EBITDA is a non-GAAP financial measure calculated by adding Depreciation and

Amortization to Income from Operations and adjusting that amount for certain non-comparable items. In 2017, these non-comparable items were non-cash asset impairment charges, a litigation reserve charge, a write-off of unamortized loan origination fees and the impact of tax legislation passed during the period.
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
We believe that comparable sales and Restaurant EBITDA are important financial measures of executive performance. These metrics, taken together, allow for a reasonably accurate measure of operating profitability and growth within our existing restaurant framework relative to past periods.
Additionally, we use each of these metrics internally to evaluate the performance of our personnel and also as a benchmark to evaluate our operating performance or compare our performance to that of our competitors. Performance thresholds for each metric are set at a level equal to the Company's results as measured by that metric from the prior fiscal year. For 2017, performance thresholds and targets were as follows:

Performance Goals	Threshold	Target
Comparable Sales	0.7%	0.7%
Restaurant EBITDA	$58,317,000	$58,317,000
Adjusted EBITDA	$29,546,000	$29,546,000
With respect to 2017, the Company’s Comparable Sales were minus 2.5%, the Company's Restaurant EBITDA was $53.5 million and the Company’s Adjusted EBITDA was $26.6 million.  Based on each financial measure's respective threshold and the Company's performance for 2017, the Compensation Committee determined that the named executive officers had not achieved the defined performance goals. With respect to the discretionary portion of the annual bonus and in recognition of the performance and achievements of the named executive officers, the Compensation Committee determined that Mr. O’Malley, Ms. Reed and Ms. Collins would each receive 100% of the amount allocated to the discretionary portion. These achievements related to the accomplishment of certain elements of strategic initiatives including, without limitation, a reduction in corporate overhead, the closure of five underperforming restaurants, improving restaurant level margins and opening one new restaurant during the fiscal year. Thus, the Compensation Committee determined that Mr. O'Malley, Ms. Reed and Ms. Collins would each receive a payout of 25% of their respective targets.
Target and actual bonuses for 2017 awarded to each of the named executive officers are set forth in the table below. The actual bonus amounts are also included in the “Bonus” column of the Summary Compensation Table, below.

Name	Target Award ($)	Actual Award ($)
Brian T. O’Malley	200,000	50,000
James J. O'Connor (1)	100,000	—
Diane D. Reed	100,000	25,000
Khanh Collins	100,000	25,000

(1)	Mr. O'Connor did not receive a bonus award as he resigned from the Company on September 15, 2017.
In February 2018, the Compensation Committee established target bonus award opportunities for the named executive officers for fiscal year 2018 as set forth in the table below.

Name	Target Award ($)
Brian T. O’Malley	200,000
Diane D. Reed	100,000
Khanh Collins	100,000

Equity Compensation
We provide equity-based compensation to our named executive officers because it provides a vital link between the long-term results achieved for our shareholders and the compensation provided to our named executive officers, thereby ensuring that such officers have a continuing stake in our long-term success.
The Company adopted the Bravo Development, Inc. Option Plan (the “2006 Plan”) in order to provide equity-based incentive compensation to employees selected by the Board of Directors for participation. Pursuant to the 2006 Plan, we had 15,545 stock options outstanding as of December 31, 2017 that were granted between 2006 and October 2010, including 3,307 options that were granted to the named executive officers. As of December 31, 2017 all the outstanding options under the 2006 Plan were fully vested and immediately exercisable.

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
Consistent with its philosophy that our named executive officers’ interests should be aligned with those of our shareholders, on March 3, 2016, our Compensation Committee granted to Mr. O'Malley and Ms. Collins a restricted stock award that vests as described above (provided that accelerated vesting is provided upon a termination of employment due to death or disability). In making the decision to grant these named executive officers equity-based awards under the Stock Incentive Plan in 2017, the Compensation Committee considered the fact that none of our named executive officers received an equity-based award under the Stock Incentive Plan for the 2015 fiscal year.  In addition, Mr. O'Malley and Ms. Collins received these equity based awards to reflect their roles as the Company's: President and Chief Executive Officer and Senior Vice President and Chief Operating Officer, respectively. Ms. Reed received a restricted stock award in connection with her being named Chief Financial Officer, Treasurer and Secretary in October 2017. The following table sets forth the number of shares of restricted stock granted to each of the named executive officers during fiscal 2017:

Name	2017 Restricted Stock Grants (# of shares)
Brian T. O’Malley	20,000
Diane D. Reed	50,000
Khanh Collins	20,000
The restricted stock awards granted to our named executive officers in 2017 do not provide for automatic acceleration of vesting upon a change in control of the Company, however, our Board of Directors retains the right to accelerate the vesting of outstanding equity awards in connection with a change in control.

Severance Benefits
Mr. O'Malley, Ms. Reed and Ms. Collins each have an employment agreement with the Company that provides, among other things, certain severance benefits in the event of a termination of employment by the Company without cause or by the executive for good reason. In the event of such termination, Mr. O'Malley and Ms. Collins are entitled to two years of continued base salary following termination. Ms. Reed is initially entitled to one year of continued base salary following termination and becomes entitled to two years of continued base salary following termination after her employment with the Company for one year. The severance benefits provided to our named executive officers under their employment agreements are described in more detail below in the section titled “—Potential Payments Upon Termination or Change in Control.” The Compensation Committee also believes that the employment agreements for Mr. O'Malley, Ms. Reed and Ms. Collins and the severance benefits provided thereunder, are appropriate retention tools for such executives.
General Benefits
In 2017, we provided certain benefits and perquisites to named executive officers, as noted below. These benefits and perquisites were also available to all eligible Company employees. The aggregate incremental cost to the Company of the perquisites received by each of the named executive officers in 2017 was less than $10,000 and accordingly, such benefits are not included in the Summary Compensation Table below.
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
Other Paid Time-Off Benefits.    We also provide paid time-off and other paid holidays to all employees, including the named executive officers, which our Compensation Committee has determined to be appropriate for a company of our size and in our industry. The annual paid time-off for each of Mr. O'Malley, Ms. Reed and Ms. Collins is four, four and two weeks, respectively.
Risk Assessment
The Compensation Committee meets periodically each fiscal year to review the Company’s compensation policies and programs, including those relating to the Company's named executive officers, to ensure that they are appropriate. During 2017, the Compensation Committee met three times. After considering the various forms of compensation paid to the Company’s employees, the Compensation Committee has concluded that the Company’s compensation policies and programs are not reasonably likely to have a material adverse effect on the Company. This conclusion is based on the following factors:

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

COMPENSATION COMMITTEE

David B. Pittaway, Chairman
Harold O. Rosser II
Fortunato N. Valenti
Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total Compensation ($)
Brian T. O’Malley,	2017	400,000	50,000	95,000	—	—	545,000
President and Chief	2016	392,308	50,000	210,900	—	—	653,208
Executive Officer	2015	289,315	35,000	—	—	—	324,315

Diane D. Reed,	2017	66,250	25,000	117,500	—	—	208,750
Chief Financial Officer,
Treasurer and Secretary

Khanh Collins	2017	200,000	25,000	95,000	—	—	320,000
Chief Operating Officer	2016	200,000	25,000	140,600	—	—	365,600
	2015	145,116	31,821	—	—	—	176,937

(1)	Ms. Reed earned a proportional share of her annual salary based on her initial employment date of October 2, 2017.

(2)	Represents the discretionary bonuses awarded to our named executive officers for the relevant fiscal year.

(3)
Reflects the aggregate grant date fair value of restricted stock awards granted in 2016 or 2017, as applicable, based on the fair value of our common shares, on the day prior to the grant date, in accordance with FASB ASC Topic 718, excluding the effects of estimated forfeitures. Assumptions used in the calculation of this amount are included in the footnote titled “Stock Based Compensation” to the Company’s audited financial statements for the year ended December 31, 2017 included in this annual report.

(4)
Complimentary dining provided to our named executive officers is not required to be disclosed in this table because the amount of such benefits is less than the applicable disclosure threshold (i.e., $10,000). See “—General Benefits.”

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Brian T. O’Malley	—	—	200,000	—	—	—
	3/3/2017	—	—	—	20,000	95,000
Diane D. Reed	—	—	100,000	—	—	—
	10/2/2017	—	—	—	50,000	117,500
Khanh Collins	—	—	100,000	—	—	—
	3/3/2017	—	—	—	20,000	95,000

(1)
Represents the target performance-based bonus opportunities of each named executive officer for 2017, as described in the CD&A above. For 2017, the Compensation Committee found that none of the defined performance goals had been achieved but, in its sole discretion, determined that the named executive officers would each receive a payout of 25% of their respective targets. See “—Annual Bonus Compensation.”

(2)
Represents restricted stock awards granted to the named executive officers in 2017 under the Stock Incentive Plan. The shares of restricted stock reported in this column generally vest 25% on each of the first four anniversaries of the grant date, subject to continued employment.

(3)
Represents the grant date fair value of the restricted stock awards granted to the named executive officers in 2017 under the Stock Incentive Plan, based on the average of the high and low price of our common shares on the business day prior to the grant date (i.e., $4.75 per share for Mr. O'Malley and Ms. Collins and $2.35 for Ms. Reed).

Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (1) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(2)	Market Value of Shares or Units of Stock that have not Vested (3)	Restricted Stock Grant Date
Brian T. O’Malley	3,307	1.45	9/9/2019	2,136	5,340	2/27/2014
				4,274	10,685	5/5/2016
				30,000	75,000	3/3/2017

Diane D. Reed				50,000	125,000	10/2/2017

Khanh Collins				675	1,688	2/27/2014
				1,800	4,500	5/5/2016
				20,000	50,000	3/3/2017

(1)	All option awards reported in this column were granted under the 2006 Plan and are fully vested and exercisable as of December 31, 2017, as described in the CD&A above. See “—Equity Compensation.”

(2)
The shares of restricted stock reported in this column that were granted on February 27, 2014 fully vested on February 27, 2017. The shares of restricted stock reported in this column that were granted on May 5, 2016 will vest (or have vested) in three equal installments on each of May 5, 2018, May 5, 2019 and May 5, 2020, subject to continued employment on the applicable vesting date. The shares of restricted stock reported in this column that were granted on March 3, 2017 will vest (or have vested) in four equal installments on each of March 3, 2018, March 3, 2019, March 3, 2020 and March 3, 2021, subject to continued employment on the applicable vesting date. The shares of restricted stock reported in this column that were granted on October 2, 2017 will vest (or have vested) in four equal installments on each of October 2, 2018, October 2, 2019, October 2, 2020 and October 2, 2021, subject to continued employment on the applicable vesting date. Each of the foregoing grants of restricted stock is subject to accelerated vesting under certain circumstances, as described below in the section titled “Equity Compensation”.

(3)
The market value of the shares of restricted stock is based on the closing sales price of the Company’s common shares on the NASDAQ Stock Market as of the last business day of its fiscal year ended December 31, 2017, which was $2.50 per share.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Brian O'Malley	—	—	11,774	54,890
Diane D. Reed	—	—	—	—
Khanh Collins	—	—	6,575	31,453

(1)
The shares of restricted stock that vested in 2017 vested on February 27, 2017 (with respect to such shares that were granted on February 27, 2014), February 28, 2017 (with respect to such shares that were granted on February 28, 2013) and May 5, 2017 (with respect to such shares that were granted on May 5, 2016). The average of the high and low price of our common shares on the NASDAQ Stock Market on the business day prior to the vesting date was $3.98 per share for the vesting date of February 27, 2016, $3.98 per share for the vesting date of February 28, 2016 and $5.03 per share for the vesting date of May 5, 2017. This column represents the product of the number of shares vesting on the applicable vesting date multiplied by the average of the high and low price of our common shares on the business day prior to the applicable vesting date.

Severance Benefits and Payments Upon Change in Control
Mr. O'Malley, Ms. Reed and Ms. Collins each have an employment agreement with the Company that provides, among other things, certain severance benefits in the event of a termination of employment by the Company without cause or by the executive for good reason. In the event of such termination, Mr. O'Malley and Ms. Collins are entitled to two years of continued base salary following termination. Ms. Reed is initially entitled to one year of continued base salary following termination and becomes entitled to two years of continued base salary following termination after her employment with the Company for one year. The Compensation Committee believes that Mr. O'Malley’s employment agreement, and the severance benefits provided therein, was an appropriate and necessary tool to ensure his employment with the Company and to evidence his agreement with certain restrictive covenants. The Compensation Committee also believes that the employment agreements for Ms. Reed and Ms Collins and the severance benefits provided thereunder, are appropriate retention tools for such executives.
The Company entered into an employment agreement with Mr. O’Malley on August 1, 2013. Mr. O’Malley’s employment agreement entitles him to a base salary of $218,000 per annum (which has been subsequently increased to $400,000, effective December 28, 2015) and participation in the Company's benefit plans, including a cash bonus and equity plan. Mr. O’Malley’s employment agreement further provides him with two years of continued base salary in the event that his employment is terminated by the Company without cause or by him for good reason. For purposes of Mr. O’Malley’s employment agreement, “cause” generally means Mr. O’Malley’s fraud or material dishonesty in connection with his duties to the Company, his failure to substantially perform the duties of his position which, if curable, is not cured within 10 business days after written notice, his conviction of a felony or plea of guilty or no contest to a charge or commission of a felony, or his commission of any act or violation of law that could reasonably be expected to bring the Company into material disrepute or adversely affect his ability to perform his duties for the Company. For purposes of Mr. O’Malley’s employment agreement,

“good reason” generally means, without the consent of Mr. O’Malley, a material diminution in Mr. O’Malley’s base salary, a material diminution in Mr. O’Malley’s authority, duties, or responsibilities, a change in Mr. O'Malley's principal office to a location more than 100 miles from Columbus, Ohio, or any other action or inaction that constitutes a material breach by the Company of the employment agreement.
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
Assuming Mr. O’Malley’s employment was terminated by the Company without cause or by Mr. O’Malley for good reason on December 31, 2017, and further assuming that Mr. O'Malley satisfied the restrictive covenants and release requirement described above, he would have received a total of $800,000 in continued base salary severance under his employment agreement.
The Company entered into an employment agreement with Ms. Reed on October 2, 2017 in connection with her appointment as Chief Financial Officer, Treasurer and Secretary. Ms. Reed’s employment agreement entitles her to a base salary of $265,000 per annum and participation in the Company's benefit plans, including a cash bonus and equity plan. Ms. Reed’s employment agreement provides her with one year of continued base salary in the event that her employment is terminated by the Company without cause or by her for good reason prior to October 2, 2018. Ms. Reed’s employment agreement further provides her with two years of continued base salary in the event that her employment is terminated by the Company without cause or by her for good reason after October 2, 2018. For purposes of Ms. Reed’s employment agreement, “cause” generally means Ms. Reed’s fraud or material dishonesty in connection with her duties to the Company, her failure to substantially perform the duties of her position, which, if curable, is not cured within 10 business days after written notice, her conviction of a felony or plea of guilty or no contest to a charge or commission of a felony, or her commission of any act or violation of law that could reasonably be expected to bring the Company into material disrepute or adversely affect her ability to perform her duties for the Company. For purposes of Ms. Reed’s employment agreement, “good reason” generally means, without the consent of Ms. Reed, a material diminution in Ms. Reed’s base salary, a material diminution in Ms. Reed’s responsibilities, a material change in the geographic location at which Ms. Reed must perform the services, or any other action or inaction that constitutes a material breach by the Company of her employment agreement.
Ms. Reed’s right to severance is conditioned upon her refraining from competing with the Company for the two years following her termination of employment and upon her compliance with confidentiality, non-solicitation (for two years post-termination) and non-disparagement obligations under her employment agreement. Ms. Reed's right to severance is also conditioned upon her execution and non-revocation of a general release of claims.
Assuming Ms. Reed’s employment was terminated by the Company without cause or by Ms. Reed for good reason on December 31, 2017, and further assuming that Ms. Reed satisfied the restrictive covenants and release requirement described above, she would have received a total of $265,000 in continued base salary severance under her employment agreement.
The Company entered into an employment agreement with Ms. Collins on August 3, 2017 in connection with her appointment as Chief Operating Officer. Ms. Collins’s employment agreement entitles her to a base salary of $200,000 per annum and participation in the Company's benefit plans, including a cash bonus and equity plan. Ms. Collins’s employment agreement further provides her with two years of continued base salary in the event that her employment is terminated by the Company without cause or by her for good reason. For purposes of Ms. Collins’s employment agreement, “cause” generally means Ms. Collins’s fraud or material dishonesty in connection with her duties to the Company, her failure to substantially perform the duties of her position, which, if curable, is not cured within 10 business days after written notice, her conviction of a felony or plea of guilty or no contest to a charge or commission of a felony, or her commission of any act or violation of law that could reasonably be expected to bring the Company into material disrepute or adversely affect her ability to perform her duties for the Company. For purposes of Ms. Collins’s employment agreement, “good reason” generally means, without the consent of Ms. Collins, a material diminution in Ms. Collins’s base salary, a material diminution in Ms. Collins’s responsibilities, a material change in the geographic location at which Ms. Collins must perform the services, or any other action or inaction that constitutes a material breach by the Company of her employment agreement.
Ms. Collins’s right to severance is conditioned upon her refraining from competing with the Company for the two years following her termination of employment and upon her compliance with confidentiality, non-solicitation (for two years post-termination) and non-disparagement obligations under her employment agreement. Ms. Collins's right to severance is also conditioned upon her execution and non-revocation of a general release of claims.
Assuming Ms. Collins’s employment was terminated by the Company without cause or by Ms. Collins for good reason on December 31, 2017, and further assuming that Ms. Collins satisfied the restrictive covenants and release requirement described above, she would have received a total of $400,000 in continued base salary severance under her employment agreement.
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

Director compensation for the year ended December 31, 2017 for our non-employee directors is set forth in the following table.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Thomas J. Baldwin	30,000	19,000	—	49,000
Alton F. Doody III (3)	—	—	—	—
James S. Gulmi	40,000	19,000	—	59,000
David B. Pittaway	30,000	19,000	—	49,000
Harold O. Rosser II	30,000	19,000	—	49,000
Fortunato N. Valenti	30,000	19,000	—	49,000

(1)
Brian O'Malley, the Company’s President and Chief Executive Officer, is not included in this table, as he is an employee of the Company and thus receives no compensation for his services as a director. The compensation received by Mr. O'Malley for fiscal year 2017 as an employee of the Company is shown above in the Summary Compensation Table.

(2)
Reflects the aggregate grant date fair value of restricted stock awards granted in 2017 based on the fair value of the restricted stock on the day prior to the grant date in accordance with FASB ASC Topic 718, excluding the effects of estimated forfeitures. Assumptions used in the calculation of this amount are included in the footnote titled “Stock Based Compensation” to the Company’s audited financial statements for the year ended December 31, 2017 included in this annual report. Each of Messrs. Baldwin, Gulmi, Pittaway, Rosser and Valenti received 4,000 shares of restricted stock in 2017 at a grant price of $4.75 per share, all of which remained unvested at year end. As of December 31, 2017, each of our directors listed above (other than Mr. Doody) held 7,675 shares of unvested stock awards.

(3)	Complimentary dining provided to our directors is not required to be disclosed in this table because the amount of such benefits is less than the applicable disclosure threshold (i.e., $10,000).

(4)
In 2017, Mr. Doody earned $221,000 in salary and $19,000 in aggregate grant date fair value of restricted stock awards for his role as a non-executive employee of the Company. Mr. Doody did not receive any compensation for his service on the Board of Directors, including his role as Chairman of the Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth certain information, as of February 21, 2018, with respect to the beneficial ownership of the Company’s common shares by:

•	all persons known to be the beneficial owners of more than 5% of the Company’s outstanding common shares;

•	each of the Company’s directors and director nominees;

•	each of the Company's named executive officers; and

•	all of the Company executive officers, directors and director nominees as a group.
In computing the number of common shares beneficially owned by a named person or group and the percentage ownership of that person or group, we deemed to be outstanding the number of common shares, if any, as to which the named person or group has the right to acquire beneficial ownership within 60 days of February 21, 2018. Shares that a person has the right to acquire are deemed to be outstanding for the purpose of computing the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Owned (1)
Name and Address of Beneficial Owner (2)	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Outstanding
TAC Capital LLC (3)	2,200,459	14.5%
Aristotle Capital Boston, LLC (4)	1,050,145	6.8%
Jackson Valley Fund LP (5)	1,000,000	6.6%
PHR Holdings, LLC (6)	832,916	5.5%
Kanen Wealth Management, LLC (7)	789,690	5.2%
BlackRock Fund Advisors (8)	756,730	5.0%
Named Executive Officers and Directors:
Alton F. Doody III (9)	677,134	4.5%
Brian T. O’Malley (10)	116,679	*
Diane D. Reed (11)	34,229	*
James S. Gulmi (12)	32,225	*
Harold O. Rosser II (13)	18,725	*
David B. Pittaway (14)	14,725	*
Thomas J. Baldwin (15)	10,725	*
Fortunato N. Valenti (16)	8,725	*
Khanh Collins (17)	6,432	*
Executive Officers and Directors as a group (9 persons)(18)	919,599	6.0%

*	Less than 1%

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

(4)
Aristotle Capital Boston, LLC has shared power to vote or direct the vote of 1,050,145 shares, with sole power to dispose or direct the disposition of 478,476 shares and shared power to dispose or direct the disposition of 571,399 shares. The foregoing information is based solely on a Schedule 13G/A filed by Aristotle Capital Boston, LLC with the SEC on February 14, 2018. The address for Aristotle Capital Boston, LLC is 125 Summit Street, Suite 1220, Boston, MA 02110.

(5)
Jackson Valley Fund LP have shared power to vote or direct the vote of 1,000,000 shares and shared power to dispose of or direct the disposition of all 1,000,000 shares. The foregoing information is based solely on a Schedule 13G filed by Jackson Valley Fund LP with the SEC on January 16, 2018. The address for Jackson Valley Fund LP is 175 Beechwood Road, Summit, NJ 07901.

(6)
PHR Holdings, LLC, OSG Consultants, Inc. and Robert I. Earl have shared power to vote or direct the vote of 832,916 shares and shared power to dispose of or direct the disposition of all 832,916 shares. The foregoing information is based solely on a Schedule 13D filed by PHR Holdings, LLC with the SEC on January 29, 2018. The address for PHR Holdings, LLC is 4700 Millenia BLVD, Suite 400, Orlando, FL 32839.

(7)
Kanen Wealth Management, LLC has shared power to vote or direct the vote of 789,690 shares and shared power to dispose of or direct the disposition of all 789,690 shares. The foregoing information is based solely on a Schedule 13D filed by Kanen Wealth Management, LLC with the SEC on January 31, 2018. The address for Kanen Wealth Management, LLC is 5850 Coral Ridge Drive, Suite 309, Coral Springs, FL 33076.

(8)
BlackRock, Inc. has sole power to vote or direct the vote of 720,379 shares and sole power to dispose of or direct the disposition of all 756,730 shares. The foregoing information is based solely on a Schedule 13G/A filed by BlackRock Inc. with the SEC on January 9, 2018. The address for BlackRock Inc. is 40 East 52nd Street, New York, NY 10022.

(9)	Mr. Doody is a director. Does not include 3,000 shares of unvested restricted stock granted to Mr. Doody in 2016 or 4,000 shares of unvested restricted stock granted to Mr. Doody in 2017.

(10)
Mr. O'Malley is a director and named executive officer. Includes 3,307 common shares that Mr. O'Malley has the right to acquire within 60 days of February 21, 2018. Does not include 2,136 shares of unvested restricted stock granted to Mr. O'Malley in 2014, 22,500 shares of unvested restricted stock granted to Mr. O'Malley in 2016 or 30,000 shares of unvested restricted stock granted to Mr. O'Malley in 2017.

(11)	Ms. Reed is a named executive officer. Does not include 50,000 shares of unvested restricted stock granted to Ms. Reed in October 2017.

(12)
Mr. Gulmi is a director. Does not include 675 shares of unvested restricted stock granted to Mr. Gulmi in 2014, 3,000 shares of unvested restricted stock granted to Mr. Gulmi in 2016 or 4,000 shares of unvested restricted stock granted granted to Mr. Gulmi in 2017.

(13)
Mr. Rosser is a director. Does not include 675 shares of unvested restricted stock granted to Mr. Rosser in 2014, 3,000 shares of unvested restricted stock granted to Mr. Rosser in 2016 or 4,000 shares of unvested restricted stock granted granted to Mr. Rosser in 2017.

(14)
Mr. Pittaway is a director. Does not include 675 shares of unvested restricted stock granted to Mr. Pittaway in 2014, 3,000 shares of unvested restricted stock granted to Mr. Pittaway in 2016 or 4,000 shares of unvested restricted stock granted granted to Mr. Pittaway in 2017.

(15)
Mr. Baldwin is a director. Does not include 675 shares of unvested restricted stock granted to Mr. Baldwin in 2014, 3,000 shares of unvested restricted stock granted to Mr. Baldwin in 2016 or 4,000 shares of unvested restricted stock granted granted to Mr. Baldwin in 2017.

(16)
Mr. Valenti is a director. Does not include 675 shares of unvested restricted stock granted to Mr. Valenti in 2014, 3,000 shares of unvested restricted stock granted to Mr. Valenti in 2016 or 4,000 shares granted to Mr. Valenti in 2017.

(17)
Ms. Collins is a named executive officer. Does not include 900 shares of unvested restricted stock granted to Ms. Collins in 2014, 15,000 shares of unvested restricted stock granted to Ms. Collins in 2016 or 20,000 shares of unvested restricted stock granted to Ms. Collins in 2017.

(18)	See notes 9-17. Includes 3,307 common shares that can be acquired within 60 days of February 21, 2018.
Equity Compensation Plan Information
Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued upon exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders:
Bravo Development, Inc. Option Plan	15,545	1.45	—
Bravo Brio Restaurant Group, Inc. Stock Incentive Plan	—	—	908,342
Equity Compensation plans not approved by security holders:
None
Total	15,545	1.45	908,342
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

Item 14.   Principal Accounting Fees and Services.
The following table sets forth aggregate fees billed to the Company for fiscal 2017 and fiscal 2016 by its independent registered public accounting firm, Deloitte & Touche LLP:

	Fiscal 2017	Fiscal 2016
Audit Fees (1)	$525,000	$525,000
Audit-Related Fees (2)	$135,000	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

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

(2)
Audit-Related fees for fiscal 2017 were related to due diligence procedures performed by Deloitte & Touche LLP which were reviewed and approved by the Audit Committee in accordance with Company policy.

During the last two fiscal years, the Company was not billed for any tax compliance, advice or planning services by its independent registered public accounting firm, Deloitte & Touche LLP.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with such pre-approval. Notwithstanding the foregoing, pre-approval of the Audit Committee is required for any service provided by Deloitte & Touche LLP with a quoted fee of more than $50,000. For any services less than $50,000, only the approval of the Audit Committee Chair is required. For 2017, the Audit Committee approved 100% of the audit fees incurred by the Company.
Part IV
Item 15.   Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this annual report:

1.	Financial Statements: See Index to Consolidated Financial Statements appearing on page 63 of this annual report.

2.	Financial Statement Schedules: None.

3.	Exhibits: See Exhibit Index appearing on pages 86 and 87 of this annual report.
Item 16.   Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Bravo Brio Restaurant Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bravo Brio Restaurant Group, Inc. and subsidiaries (the "Company") as of December 31, 2017 and December 25, 2016, the related consolidated statements of operations, shareholders' equity (deficiency in assets), and cash flows, for each of the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 25, 2016, and the results of its operations and its cash flows for each of the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company does not have sufficient cash flow to meet its obligation on the 2014 Credit Agreement, as amended, at its maturity date of December 1, 2018, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/  Deloitte & Touche LLP

Columbus, Ohio
March 14, 2018
We have served as the Company's auditor since 1998.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND DECEMBER 25, 2016
(Dollars in thousands)

	December 31, 2017	December 25, 2016
Assets
Current assets
Cash and cash equivalents	$393	$444
Accounts receivable	10,397	9,587
Tenant improvement allowance receivable	116	799
Inventories	3,077	3,114
Prepaid expenses and other current assets	2,060	3,339
Total current assets	16,043	17,283
Property and equipment, net	121,251	145,120
Other assets, net	4,873	4,359
Total assets	$142,167	$166,762

Liabilities and Shareholders’ (Deficiency in Assets) Equity
Current liabilities
Trade and construction payables	$12,614	$15,514
Accrued expenses	26,057	27,351
Current portion of long-term debt	38,500	4,000
Deferred lease incentives	7,174	7,334
Deferred gift card revenue	19,859	18,618
Total current liabilities	104,204	72,817
Deferred lease incentives	46,493	54,459
Long-term debt	—	37,500
Other long-term liabilities	21,799	23,516

Commitments and contingencies (Note 13)

Shareholders’ (deficiency in assets) equity
Common shares, no par value per share— authorized 100,000,000 shares; 21,183,764 shares issued at December 31, 2017; and 21,069,454 shares issued at December 25, 2016	203,531	202,561
Preferred shares, no par value per share— authorized 5,000,000; and 0 shares issued and outstanding at December 31, 2017 and December 25, 2016	—	—
Treasury shares, 5,977,860 shares at December 31, 2017 and December 25, 2016	(81,019)	(81,019)
Retained deficit	(152,841)	(143,072)
Total shareholders’ (deficiency in assets) equity	(30,329)	(21,530)
Total liabilities and shareholders’ (deficiency in assets) equity	$142,167	$166,762
See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2017, DECEMBER 25, 2016 AND
DECEMBER 27, 2015
(Dollars and shares in thousands, except per share data)

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Revenues	$407,607	$410,254	$423,994
Costs and expenses
Cost of sales	104,890	106,910	106,942
Labor	151,424	151,797	151,893
Operating	66,405	67,334	69,568
Occupancy	31,439	32,059	32,226
General and administrative expenses	29,381	28,562	24,520
Restaurant pre-opening costs	411	1,038	3,009
Asset impairment charges	11,215	15,409	10,201
Depreciation and amortization	21,133	22,324	22,435
Total costs and expenses	416,298	425,433	420,794
(Loss) income from operations	(8,691)	(15,179)	3,200
Interest expense, net	2,464	1,703	1,484
(Loss) income before income taxes	(11,155)	(16,882)	1,716
Income tax (benefit) expense	(1,386)	57,833	(2,864)
Net (loss) income	$(9,769)	$(74,715)	$4,580

Net (loss) income per share — basic	$(0.64)	$(5.09)	$0.30
Net (loss) income per share — diluted	$(0.64)	$(5.09)	$0.29

Weighted average shares outstanding — basic	15,173	14,680	15,143
Weighted average shares outstanding — diluted	15,173	14,680	15,865
See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2017, DECEMBER 25, 2016 AND
DECEMBER 27, 2015
(Dollars in thousands)

	Common Shares			Treasury Shares
	Shares	Amount	Retained Deficit	Shares	Amount	Shareholders’ Equity (Deficiency in Assets)
Balance — December 28, 2014	20,177,174	$199,718	$(72,937)	(5,083,281)	$(72,997)	$53,784

Net income	—	—	4,580	—	—	4,580
Share-based compensation costs	—	1,498	—	—	—	1,498
Purchase of treasury shares	—	—	—	(451,027)	(4,561)	(4,561)
Proceeds from the exercise of stock options	49,927	73	—	—	—	73
Issuance of shares of restricted stock	97,702	—	—	—	—	—
Shares withheld for employee taxes	(31,507)	(417)	—	—	—	(417)
Excess tax benefit from share based payments	—	(133)	—	—	—	(133)
Balance — December 27, 2015	20,293,296	$200,739	$(68,357)	(5,534,308)	$(77,558)	$54,824

Net income	—	—	(74,715)	—	—	(74,715)
Share-based compensation costs	—	1,143	—	—	—	1,143
Purchase of treasury shares	—	—	—	(443,552)	(3,461)	(3,461)
Proceeds from the exercise of stock options	734,040	1,064	—	—	—	1,064
Issuance of shares of restricted stock	81,502	—	—	—	—	—
Shares withheld for employee taxes	(39,384)	(239)	—	—	—	(239)
Excess tax deficiency from share based payments	—	(146)	—	—	—	(146)
Balance — December 25, 2016	21,069,454	$202,561	$(143,072)	(5,977,860)	$(81,019)	$(21,530)

Net loss	—	—	(9,769)	—	—	(9,769)
Share-based compensation costs	—	988	—	—	—	988
Proceeds from the exercise of stock options	17,637	25	—	—	—	25
Issuance of shares of restricted stock	106,123	—	—	—	—	—
Shares withheld for employee taxes	(9,450)	(43)	—	—	—	(43)
Balance — December 31, 2017	21,183,764	$203,531	$(152,841)	(5,977,860)	$(81,019)	$(30,329)

See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2017, DECEMBER 25, 2016 AND
DECEMBER 27, 2015
(Dollars in thousands)

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Cash flow provided by operating activities:
Net (loss) income	$(9,769)	$(74,715)	$4,580
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (excluding deferred lease incentives)	21,469	22,419	22,520
Loss on disposals of property and equipment	700	1,090	844
Write-off of unamortized loan origination fees	69	89	—
Impairment of assets	11,215	15,409	10,201
Amortization of deferred lease incentives	(7,977)	(7,844)	(7,994)
Stock compensation costs	988	1,143	1,498
Deferred income taxes	—	58,543	(3,723)
Changes in certain assets and liabilities:
Accounts and tenant improvement receivables	(127)	(483)	(1,211)
Inventories	37	49	(31)
Prepaid expenses and other current assets	1,439	(695)	320
Trade and construction payables	(2,773)	504	2,611
Deferred lease incentives	(149)	2,854	7,608
Deferred gift card revenue	1,241	3,890	1,945
Other accrued liabilities	(1,294)	(1,664)	2,761
Other — net	(2,562)	(239)	301
Net cash provided by operating activities	12,507	20,350	42,230
Cash flow used in investing activities:
Purchase of property and equipment	(9,276)	(15,512)	(24,605)
Net cash used in investing activities	(9,276)	(15,512)	(24,605)
Cash flow used in financing activities:
Proceeds from long-term debt	580,200	623,900	705,100
Payments on long-term debt	(583,200)	(625,700)	(717,800)
Proceeds from the exercise of stock options	25	1,064	73
Shares withheld for employee taxes	(43)	(239)	(417)
Repurchase of treasury shares	—	(3,461)	(4,561)
Loan origination fees related to new credit facility	(264)	(405)	—
Net cash used in financing activities	(3,282)	(4,841)	(17,605)
Net increase/(decrease) in cash equivalents:	(51)	(3)	20
Cash and equivalents — beginning of year	444	447	427
Cash and equivalents — end of year	$393	$444	$447

Supplemental disclosures of cash flow information:
Interest paid	$2,226	$1,368	$1,308
Income taxes (refund) paid, net	$(1,334)	$548	$703
Property additions financed by trade and construction payables	$490	$617	$1,890
See notes to consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business — As of December 31, 2017, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 113 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 113 restaurants the Company operates, there are 49 Bravo! Cucina Italiana® restaurants, 63 Brio Tuscan Grille™ restaurants, and one Bon Vie® restaurant in operation in 32 states throughout the United States of America. The Company owns all of the restaurants it operates with the exception of one BRIO restaurant, which it operates under a management agreement and for which operation it receives a management fee. Additionally, one BRIO restaurant operates under a franchise agreement for which the Company receives a royalty fee.
Fiscal Year End — The Company utilizes a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal year ended December 31, 2017 was a 53 week year, while the years ended December 25, 2016, and December 27, 2015 were 52 week years.
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
Inventories — Inventories are valued at the lower of cost or net realizable value, using the first-in, first-out method and consist principally of food and beverage items.
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
Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Equipment consists primarily of restaurant equipment, furniture, fixtures and small wares. Depreciation and amortization is calculated using the straight-line method over the shorter of the lease term, including option periods which are reasonably assured of renewal, or the estimated useful life of the asset. The Company incurred depreciation expense of $21.1 million, $22.3 million and $22.4 million for the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. Depreciation and amortization periods are as follows:

Buildings	30 to 40 years
Leasehold improvements	10 to 20 years
Furniture and fixtures	5 to 10 years
Computer software and equipment	3 to 5 years
Leases — As of December 31, 2017, the Company currently leased all but three of its owned restaurant locations. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of the Company’s leases are classified as operating leases. The Company records the lease payments for its operating leases on a straight-line basis over the lease term, including option periods which in the judgment of management are reasonably assured of renewal. The lease term commences on the date that the lessee obtains control of the property, which is normally when the property is ready for tenant improvements. Contingent rent expense is recognized as incurred and is usually based on either a percentage of restaurant sales or a percentage of restaurant sales in excess of a defined amount. The Company’s lease costs will change based on the lease terms of its lease renewals as well as leases that the Company enters into with respect to its new restaurants.

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
Impairment of Long-Lived Assets —The Company reviews long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. The Company regularly reviews any restaurants generating negative or low cash flow for the previous four quarters to determine if impairment testing is warranted.  As part of the review, the Company also takes into account that its business is sensitive to seasonal fluctuations, such as the holiday season at the end of the fourth quarter, as it significantly impacts our short and long term projections for each location. Other factors considered that may impact expectations of future performance include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, and overall restaurant operating performance. Based on this analysis, the Company determines whether an indicator of impairment exists.
If an impairment indicator is identified, the Company prepares future undiscounted cash flow projections, which take into consideration qualitative factors and future operating plans. The Company forecasts future cash flows by considering recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. The Company compares the undiscounted cash flow forecast to the assets' carrying value at the restaurant. If the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the assets' carrying value exceeds fair value. Fair value is estimated using a discounted cash flow approach. The impairment assessment process requires a significant degree of management’s judgment. At any given time, the Company may be monitoring a number of locations, and future impairment charges could be required if individual restaurant performance does not improve.
As a result of the above mentioned review process, the Company recognized an impairment charge of $11.2 million related to six restaurants in fiscal 2017, $15.4 million related to nine restaurants in fiscal 2016 and $10.2 million related to six restaurants in fiscal 2015. The Company’s impairment charges have been incurred as a result of locations that have had lower than anticipated traffic near the restaurant and locations with lower than normal retail co-tenancy.
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
Estimated Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, receivables, trade and construction payables, and accrued liabilities at December 31, 2017 and December 25, 2016, approximate their fair value due to the short-term maturities of these financial instruments. The carrying amount of long-term debt under the revolving credit facility approximates the fair values at December 31, 2017 and December 25, 2016 due to short term maturities of the underlying LIBOR agreements. This represents a Level 2 fair value measurement.
Revenue Recognition — Revenue from restaurant operations is recognized upon payment by the customer at the time of sale. Revenues are reflected net of sales tax and certain discounts and allowances.
The Company records a liability upon the sale of gift cards and recognizes revenue upon redemption by the customer. Revenue is recognized on unredeemed gift cards (breakage) based upon historical redemption patterns when the Company determines the likelihood of redemption of the gift card by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction. Breakage is reported within revenues in the consolidated statements of operations. For the fiscal years ended 2017, 2016 and 2015, the Company recorded gift card breakage of an immaterial amount.

Certain of our promotional programs have included multiple element arrangements that incorporate both delivered and undelivered components.  We allocate revenues using the relative selling price of each deliverable and recognize it upon delivery of each component.
Advertising — The Company expenses the cost of advertising (including production costs) the first time the advertising takes place. Advertising expense was $10.3 million, $9.1 million, and $4.6 million for the fiscal years ended 2017, 2016 and 2015, respectively.
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
Recently Issued Accounting Pronouncements — In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. This ASU provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. This ASU is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for interim and annual periods. The Company has not yet adopted this guidance. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements and will be adopted prospectively.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU during the thirteen weeks ended March 26, 2017. The adoption of this ASU did not have a material impact on its consolidated financial statements and was adopted prospectively.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. As of December 31, 2017, the Company has not adopted this ASU. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements. The ASU will be adopted using the modified retrospective transition method. In preparation for the adoption of the ASU, the Company is in the process of implementing controls and key system changes to enable the preparation of financial information under the new guidance.
In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (Topic 330). This ASU provides guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. This update defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this ASU prospectively during the thirteen weeks ended March 26, 2017. The adoption of this ASU did not have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The FASB later issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations, in March 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, in April 2016, ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, in May 2016, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, all of which further clarified aspects of Topic 606. The pronouncement is effective for annual and interim reporting periods beginning after December 15, 2017 and the amendments have the same effective date and transition requirements as the revenue standard. This ASU permits the use of either the retrospective or modified retrospective transition method. The Company will adopt this ASU in fiscal 2018, using the modified retrospective method as of the adoption date. Under this method, the Company expects to record a cumulative adjustment to retained earnings related to the impacts of applying the new ASU. Additionally, this ASU requires enhanced disclosures, including significant judgments in measurement and recognition. The Company has evaluated the overall impact this ASU will have on its consolidated financial statements and believes the most significant impact relates to accounting for unredeemed gift cards (breakage), management fees and marketing expenses related to the sale of its gift cards.
The Company has historically recognized revenue on unredeemed gift cards (breakage) based upon historical redemption patterns when the Company determines the likelihood of redemption of the gift card by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction. In contrast, under ASC 606 the Company will recognize an estimate for potential breakage as gift cards are redeemed. The determination of estimated breakage will be based on historical redemption patterns.
The Company has historically recognized marketing costs related to the placement of its gift cards at retailers upon the initial sale of the gift card. Additionally, the Company has historically recorded a liability upon each sale of such gift cards at full value and recognized revenue upon redemption by the customer. In contrast, under ASC 606 the Company will record a liability upon the sale of these gift cards, net of the associated marketing costs, and recognize the revenue, net of the associated marketing cost, upon redemption by the customer. Marketing expense will not materially change on an annual basis but will be recognized as gift cards are redeemed.
The Company will recognize an adjustment of approximately $2.9 million to the January 1, 2018 opening balance of retained earnings, reducing the retained deficit from $152.8 million to $149.9 million. The $2.9 million adjustment represents the cumulative effect of initially applying the new standard and is primarily comprised of $2.7 million related to the capitalization of previously expensed marketing costs. The effect of ASC 606 adoption to the January 1, 2018 opening balance of retained earnings for breakage related to partially redeemed gift cards is not expected to be material.

2.   NET (LOSS) INCOME PER SHARE
Basic earnings per common share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed similarly, but includes the effect of the assumed exercise of dilutive stock options, if any, and vesting of restricted stock under the treasury stock method.
The computations of basic and diluted EPS for 2017, 2016 and 2015 are as follows:
(in thousands, except per share data)

	Fiscal Years
	2017	2016	2015
Net (loss) income attributed to common shareholders	$(9,769)	$(74,715)	$4,580
Weighted average common shares outstanding	15,173	14,680	15,143
Effect of dilutive securities:
Stock options	—	—	716
Restricted stock	—	—	6
Weighted average common and potentially issuable common shares outstanding — diluted	15,173	14,680	15,865
Basic net (loss) income per common share	$(0.64)	$(5.09)	$0.30
Diluted net (loss) income per common share	$(0.64)	$(5.09)	$0.29
Shares of common stock equivalents of 430,906 and 377,261 were excluded from the diluted calculation for the year ended December 31, 2017 and December 25, 2016, respectively, due to a net loss during each period. For the year ended December 27, 2015, 125,000 shares of common stock equivalents were excluded from the diluted calculation due to their anti-dilutive effect.
3.   PROPERTY AND EQUIPMENT
The major classes of property and equipment at December 31, 2017 and December 25, 2016 are summarized as follows (in thousands):

	2017	2016
Land and buildings	$5,757	$5,894
Leasehold improvements	182,533	191,858
Equipment and fixtures	100,331	104,318
Construction in progress	1,640	1,480
Total	290,261	303,550
Less accumulated depreciation and amortization	(169,010)	(158,430)
Property and equipment, net	$121,251	$145,120

4.   OTHER ASSETS
The major classes of other assets at December 31, 2017 and December 25, 2016 are summarized as follows (in thousands):

	2017	2016
Loan origination fees	$834	$679
Liquor licenses	3,047	3,261
Trademarks	478	478
Deposits	337	338
Income tax receivable	888	—
Other assets — at cost	5,584	4,756
Less accumulated amortization	(711)	(397)
Other assets — net	$4,873	$4,359
5.   DEBT
Long-term debt at December 31, 2017 and December 25, 2016 consisted of the following (in thousands):

	2017	2016
Term loan	$30,000	$34,000
Revolving credit facility	8,500	7,500
Total	38,500	41,500
Less current maturities	38,500	4,000
Long-term debt	$—	$37,500
On November 5, 2014, the Company entered into a credit agreement (the "2014 Credit Agreement") with a syndicate of financial institutions with respect to its senior secured credit facility. On October 31, 2016, the Company entered into a First Amendment to the 2014 Credit Agreement. The First Amendment redefined the Company's senior secured credit facility and provided for (i) a $35.0 million term loan facility, maturing in 2019, and (ii) a revolving credit facility under which the Company may borrow up to $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2019. On August 1, 2017, the Company entered into a Second Amendment to the 2014 Credit Agreement. The Second Amendment provides for (a) the amendment of the maturity date of the senior secured credit facility from November 5, 2019 to December 1, 2018, (b) a reduction of the amount the Company may borrow pursuant to its revolving credit facility from $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans) to (i) $20.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on August 1, 2017, (ii) $15.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on January 1, 2018, (iii) $15.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on March 31, 2018 and (iv) $10.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on July 2, 2018; and (c) an increase to the fixed quarterly principal payments from $1.0 million per quarter to $2.5 million per quarter beginning on March 30, 2018. Pursuant to the Second Amendment, the Company is required to meet certain financial covenants including a minimum consolidated fixed charge coverage ratio, a maximum consolidated lease-adjusted leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization. In addition to these financial tests, the Second Amendment places limitations on new restaurant leases until the lease-adjusted leverage ratio meets certain thresholds.
Borrowings under the senior secured credit facility bear interest at (i) the Base Rate (as such term is defined in the Amendment) plus the applicable margin of 1.50% to 2.00% or (ii) at a fixed rate for a period of one, two, three or six months equal to the London interbank offered rate, LIBOR, plus the applicable margin of 2.50% to 3.00%. In addition to making fixed quarterly principal payments under the Company’s senior secured credit facility, the Company is required to pay an unused facility fee to the lenders equal to 0.30% to 0.50% per annum on the aggregate amount of the unused revolving credit facility, excluding swing-line loans, commencing on October 31, 2016, payable quarterly in arrears. Borrowings under the Company’s senior secured credit facility are collateralized by a first priority interest in substantially all tangible and intangible personal property of the Company and its subsidiaries. The weighted average interest rate on Company borrowings at December 31, 2017 was 4.52% as compared to 2.81% at December 25, 2016.

The 2014 Credit Agreement, as amended, provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of December 31, 2017, the maximum exposure under these standby letters of credit was $2.9 million.
On February 9, 2018, the Company entered into a Third Amendment to the senior secured credit facility. The Third Amendment provides for (a) the definition of “Consolidated EBITDA” to exclude certain litigation settlement payments in an amount not to exceed $1.4 million in the aggregate in the fiscal year ended on or about December 31, 2018 and legal fees and expenses not constituting Transaction Costs (as defined in the Third Amendment) in an amount not to exceed $3.5 million in the aggregate in the fiscal year ended on or about December 31, 2017, (b) prepayments of principal and interest, in increments of $0.5 million, on amounts outstanding under the credit facility: first to outstanding swingline loans, next to outstanding revolving loans, next to letter of credit obligations, and finally to the term loan, if the Company has excess cash or cash equivalents in an amount greater than $3.0 million on an aggregate book basis for three consecutive business days, (c) the Company to reconfirm certain of its reporting obligations to the lenders, (d) an adjustment to the Minimum Consolidated EBITDA (as defined in the Third Amendment) for the period January 1, 2018 through July 1, 2018 to $16.0 million, and for the period July 2, 2018 and thereafter to $19.0 million, and (e) deletion of the requirement that the Company maintain at least $2.0 million in minimum Liquidity (as defined in the Third Amendment) as of the end of each week.
On March 14, 2018, the Company entered into a Fourth Amendment to the senior secured credit facility. The Fourth Amendment provides for (a) revision of the maximum consolidated lease-adjusted leverage ratio (as defined in the Credit Agreement) to a maximum of 6.25 (b) deletion of the requirement that the Company make principal payments in the first and second quarters of fiscal 2018 and movement of the third quarter of fiscal 2018 principal payment to October 1, 2018 and (c) an adjustment to the Minimum Consolidated EBITDA (as defined in the Fourth Amendment) for the period January 1, 2018 and thereafter to $15.0 million.

Outstanding debt under the Credit Agreement is classified as a current liability as of December 31, 2017 on the Company's consolidated balance sheets as the outstanding debt matures on December 1, 2018. The financial statements have been prepared assuming that the Company will continue as a going concern for the next twelve months. The Company's lack of sufficient cash flow to meet its obligation under the existing Credit Agreement at maturity creates substantial doubt about the Company's ability to continue as a going concern.

The Company pursued strategic alternatives, including seeking a refinancing of its outstanding debt, and ultimately entered into an Agreement and Plan of Merger on March 7, 2018, as described in Note 15. The consummation of the transactions contemplated by the Agreement and Plan of Merger will result in the repayment in full of the Company’s obligations under its senior secured credit facility prior to maturity as the transactions are anticipated to be consummated on or before September 7, 2018.

6.   ACCRUED EXPENSES
The major classes of accrued expenses at December 31, 2017 and December 25, 2016 are summarized as follows (in thousands):

	2017	2016
Compensation and related benefits	$5,482	$9,255
Accrued self-insurance claims liability	7,340	8,363
Other taxes payable	4,386	4,357
Accrued legal expenses	4,320	965
Other accrued liabilities	4,529	4,411
Total accrued expenses	$26,057	$27,351
7.   OTHER LONG-TERM LIABILITIES
Other long-term liabilities at December 31, 2017 and December 25, 2016 consisted of the following (in thousands):

	2017	2016
Deferred rent	$19,107	$20,667
Other long-term liabilities	2,692	2,849
Total other long-term liabilities	$21,799	$23,516

8.   LEASES
The Company leases certain land and buildings used in its restaurant operations under various long-term operating lease agreements. The initial lease terms range from 10 to 20 years and currently expire between 2018 and 2032. The leases include renewal options for 2 to 20 additional years. The majority of leases provide for base (fixed) rent, plus additional rent based on gross sales, as defined in each lease agreement, in excess of a stipulated amount, multiplied by a stated percentage. The Company is also generally obligated to pay certain real estate taxes, insurance, common area maintenance (CAM) charges, and various other expenses related to the properties.
At December 31, 2017, the future minimum rental commitments under noncancellable operating leases, including option periods which are reasonably assured of renewal, were as follows (in thousands):

2018	$28,442
2019	28,255
2020	27,652
2021	26,261
2022	24,100
Thereafter	83,006
Total	$217,716
The above future minimum rental amounts exclude renewal options, which are not reasonably assured of renewal and additional rent based on sales. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis for operating leases.
Rent expense, excluding real estate taxes, CAM charges, insurance and other expenses related to operating leases and partially offset by the amortization of deferred lease incentives, in 2017, 2016 and 2015, consisted of the following (in thousands):

	2017	2016	2015
Minimum rent	$20,684	$21,560	$20,144
Contingent rent	(34)	345	597
Total	$20,650	$21,905	$20,741
9.   SHAREHOLDERS' EQUITY
On October 20, 2015 the Board of Directors approved the terms of a new share repurchase plan under which the Company was authorized to repurchase up to $15.0 million of its common shares in both the open market or through privately negotiated transactions beginning October 20, 2015 and ending on December 25, 2016, subject to the Company’s pre-existing blackout periods. Under this and all previous authorizations, the Company cumulatively repurchased 6.0 million shares at a total cost of $81.0 million. During fiscal 2016 and 2015 the Company repurchased 0.4 million and 0.5 million of its common shares for $3.5 million and $4.6 million, respectively. Repurchased common shares are recorded to treasury shares. The Company did not repurchase any of its common shares during fiscal 2017.

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
2006 Plan
Stock option activity under the 2006 Plan for 2017, 2016 and 2015 consisted of the following:

	2017	2016	2015
Outstanding — beginning of year	56,691	790,731	840,658
Weighted-average exercise price	$1.45	$1.45	$1.45
Granted	—	—	—
Weighted-average exercise price	$—	$—	$—
Exercised	(17,637)	(734,040)	(49,927)
Weighted-average exercise price	$1.45	$1.45	$1.45
Forfeited	(23,509)	—	—
Weighted-average exercise price	$1.45	$—	$—
Outstanding — end of year	15,545	56,691	790,731
Weighted-average exercise price	$1.45	$1.45	$1.45
Exercisable — end of year	15,545	56,691	790,731
The weighted-average remaining contractual term of options outstanding at December 31, 2017 was 1.8 years and all options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal year and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal year end date. The aggregate intrinsic value for outstanding and exercisable options at December 31, 2017 was $16 thousand.The Company's stock option award agreements allow employees to surrender to the Company common shares upon exercise in lieu of their payment of the exercise price and required personal employment-related taxes. Employees surrendered to the Company 16,592 common shares towards the exercise price and minimum statutory tax withholdings which the Company recorded as a reduction in common shares in an amount of approximately $0.1 million for fiscal 2016. There were no such common shares withheld for fiscal years 2017 and 2015.
Stock Incentive Plan
Restricted stock activity under the Stock Incentive Plan for fiscal 2017, 2016 and 2015 consisted of the following:

	2017	2016	2015
Outstanding — beginning of year	320,570	195,422	294,749
Weighted-average grant price	$9.20	$15.41	$16.22
Granted	286,500	248,500	34,500
Weighted-average grant price	$4.28	$7.04	$13.32
Vested	(106,123)	(81,502)	(97,702)
Weighted-average grant price	$10.75	$16.38	$16.70
Forfeited	(85,586)	(41,850)	(36,125)
Weighted-average grant price	$6.82	$11.41	$16.22
Outstanding — end of year	415,361	320,570	195,422
Weighted-average grant price	$5.90	$9.20	$15.41

Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s common shares on the date immediately preceding the date of grant. In 2017, the Company recorded approximately $1.0 million in stock compensation expense related to the shares of restricted stock. As of December 31, 2017, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $1.6 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 2.8 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company common shares upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 9,450, 22,792 and 30,417 common shares towards the minimum statutory tax withholdings which the Company recorded as a reduction in common shares in an amount of approximately $43 thousand, $0.2 million and $0.4 million, for fiscal 2017, 2016 and 2015, respectively.
11.   EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) covering all eligible full-time employees. The 401(k) Plan provides for employee salary deferral contributions as well as discretionary Company matching contributions. Discretionary Company contributions relating to the 401(k) Plan for the years ended 2017, 2016, and 2015, were $270,000, $259,000 and $308,000, respectively.
12.   INCOME TAXES
The provision for income taxes for 2017, 2016 and 2015 consisted of the following (in thousands):

	2017	2016	2015
Current income tax expense:
Federal	$(436)	$(769)	$503
State and local	55	59	356
Total current income tax expense	(381)	(710)	859
Deferred income tax (benefit) expense:
Federal	(1,023)	55,818	(3,720)
State and local	18	2,725	(3)
Total deferred income tax (benefit) expense	(1,005)	58,543	(3,723)
Total income tax (benefit) expense	$(1,386)	$57,833	$(2,864)

Deferred income taxes as of December 31, 2017 and December 25, 2016 consisted of the following (in thousands):

	2017	2016
Deferred tax assets:
Goodwill for tax reporting purposes	$7,532	$14,825
Stock compensation	310	619
Self-insurance reserves	1,812	3,091
Depreciation and amortization	22,203	28,244
Business credit carryforwards	39,574	34,192
State and Federal net operating loss(1)	2,121	491
Other(1)	853	1,084
Total gross deferred tax assets	74,405	82,546
Deferred tax liabilities:
Indefinite-lived intangible assets	(373)	(489)
Prepaid assets	(179)	(170)
Deferred rent	(13,958)	(17,694)
Total gross deferred tax liabilities	(14,510)	(18,353)
Total deferred tax asset (liability)	$59,895	$64,193
Valuation Allowance	$(60,268)	$(64,682)
Net deferred tax (liability) asset	$(373)	$(489)

(1)Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Goodwill for tax reporting purposes is amortized over 15 years. At December 31, 2017, the Company had business credit carryforwards mainly consisting of Federal Insurance Contributions Act (FICA) tip credit carryforwards of $39.5 million and federal net operating loss carryforwards of $0.9 million, which will expire at various dates from 2030 through 2037. The Company's state net operating loss carryforwards of $1.2 million will expire at various dates from 2036 through 2037.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Due to the impairment charges recorded during 2017, 2016 and 2015, the Company is in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Based on the required weight of that evidence under ASC 740, the Company has determined that a valuation allowance was needed for all of its net deferred income tax assets. As of December 31, 2017 and December 25, 2016, the Company recorded valuation allowances of $60.3 million and $64.7 million, respectively. As of December 27, 2015, the Company did not carry a valuation allowance against net deferred tax assets. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets will be recognized as a reduction of future income tax expense.

The effective income tax expense differs from the federal statutory tax expense for the years ended December 31, 2017, December 25, 2016 and December 27, 2015, as follows (in thousands):

	2017	2016	2015
Provision at statutory rate	$(3,904)	$(5,909)	$601
FICA tip credit	(4,684)	(5,094)	(5,496)
State income taxes — net of federal benefit	72	(405)	158
Permanent items	1,174	4,559	1,873
Deferred tax asset valuation allowance	(3,689)	64,682	—
Federal and state rate change	$9,645	$—	$—
Total income tax (benefit) expense	$(1,386)	$57,833	$(2,864)
The Company recognizes a position taken or expected to be taken on a tax return in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition, or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the interim period in which the change occurs. As of December 31, 2017 and December 25, 2016, the Company had no uncertain income tax positions.
The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is currently open to audit, subject to the statute of limitations, by the Internal Revenue Service for the years ended December 29, 2013 through December 31, 2017. The Company is currently open to audit, subject to the statute of limitations, under certain states for the years ended December 29, 2013 through December 31, 2017. In 2012, the Company was audited by the Internal Revenue Service for the fiscal year ended December 26, 2010. On August 25, 2016, the Company executed an agreement to settle this audit with the Internal Revenue Service. This settlement did not have a material impact on the Company's financial statements. It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision; however, the Company currently has no penalties or interest related to income taxes.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the
"Tax Cuts and Jobs Act" (Tax Act). The Tax Act significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018, changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and eliminating or reducing certain income tax deductions.

The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. Adjustments may differ from provisional estimates, possibly materially, during the measurement period due to, among other things, further refinement of the Company's calculations, changes in interpretations and assumptions and regulatory changes from the Internal Revenue Service, the SEC, the FASB and various tax jurisdictions. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

In connection with the Company’s initial analysis of the Tax Act, it recorded a decrease of its net deferred tax assets of $10.2 million for the period ended December 31, 2017, to account for the rate reduction. This did not have an impact on the
Company’s financial statements since its U.S. deferred tax assets are fully offset by a valuation allowance. However, given the significant complexity of the Tax Act, these estimates may be adjusted during the measurement period.

13. COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims, possible legal actions, and other matters arising out of the normal course of business. While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying consolidated financial statements.

In September 2014, the Company assigned the lease relating to one property and remained secondarily liable for the associated lease payments. During the fourth quarter of 2017, the assignee ceased making lease payments. The Company maintains a liability for the continuing lease obligation which is based on the Company's estimate of fair value.
In May 2016, a former restaurant hourly employee filed a putative class and collective action lawsuit in the United States District Court for the Southern District of Missouri, Mamdooh Hussein v. Bravo Brio Restaurant Group, Inc., alleging that the Company violated Missouri wage and hour law and the Fair Labor Standards Act, as interpreted by the Department of Labor, by not paying regular minimum wage for time spent performing non-tipped duties. In March 2017, the Company and the plaintiffs in this litigation agreed to settle the litigation. Based upon the conditions of this settlement, the Company recorded $2.5 million of total expense during fiscal 2017. In 2016, the Company recorded $0.5 million in settlement and legal costs related to this matter.
In August 2016, a former restaurant hourly employee filed a putative class and collective action lawsuit in the United States District Court for the Western District of New York, Robert Andreescu v. Bravo Brio Restaurant Group, Inc., alleging that the Company violated New York wage and hour law and the Fair Labor Standards Act, as interpreted by the Department of Labor, by not paying regular minimum wage for time spent performing non-tipped duties. In December 2017, the Company and the plaintiffs in this litigation agreed in principle to settle the litigation for $1.6 million. Based upon the conditions of this settlement, the Company has recorded a total expense of $1.0 million in settlement and legal costs during fiscal 2017, but the proposed settlement may result in a loss of $0.6 million in excess of the amount recorded.
During fiscal 2017, the Company settled a loss claim asserted by the Company which previously arose and recognized a gain of $0.5 million to general and administrative expenses. The majority of the gain pertained to compensation for the Company’s lost operating income awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico.

14.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2017 and fiscal 2016 (in thousands, except per share data):

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$106,719	$103,041	$88,731	$109,116	$407,607
Income (loss) from operations (1)	1,090	2,651	(1,837)	(10,595)	(8,691)
Net income (loss)	550	1,946	(2,472)	(9,793)	(9,769)
Basic net income (loss) per share	$0.04	$0.13	$(0.16)	$(0.64)	$(0.64)
Diluted net income (loss) per share (5)	$0.04	$0.13	$(0.16)	$(0.64)	$(0.64)
Basic weighted average shares outstanding	15,113	15,174	15,197	15,204	15,173
Diluted weighted average shares outstanding (2)	15,138	15,221	15,197	15,204	15,173
	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$108,800	$105,213	$94,588	$101,653	$410,254
Income (loss) from operations (3)	3,192	(305)	(4,686)	(13,380)	(15,179)
Net (loss) income (4)	2,248	(654)	(2,985)	(73,324)	(74,715)
Basic net income (loss) per share	$0.15	$(0.04)	$(0.20)	$(4.96)	$(5.09)
Diluted net income (loss) per share (5)	$0.15	$(0.04)	$(0.20)	$(4.96)	$(5.09)
Basic weighted average shares outstanding	14,766	14,597	14,582	14,776	14,680
Diluted weighted average shares outstanding (2)	15,416	14,597	14,582	14,776	14,680
_______________________

(1)	Contains asset impairment charges that decreased income by $11.2 million related to six restaurants in the fourth quarter of fiscal 2017.

(2)
In periods where the Company incurred a net loss, all stock options and unvested shares of restricted stock are considered anti-dilutive and not included in that quarter's diluted weighted average shares outstanding.

(3)
Contains asset impairment charges that decreased income by $1.2 million related to one restaurant in the second quarter and $14.2 million related to eight restaurants in the fourth quarter of fiscal 2016.

(4)	Contains valuation allowance on net deferred tax assets of $64.7 million in the fourth quarter of fiscal 2016.

(5)	Sum of the quarterly amounts do not equal the total year amount due to rounding. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

15.   SUBSEQUENT EVENTS
Credit Agreement Amendments
On February 9, 2018 and March 14, 2018 the Company entered into a Third and Fourth Amendment, respectively, to the 2014 Credit Agreement which are described in Note 5.

Merger Agreement between Bravo Brio Restaurant Group, Inc. by affiliates of GP Investments, Ltd. and Spice Private Equity Ltd.

As previously announced, on March 7, 2018, the Company entered into a definitive Agreement and Plan of Merger (the  "Merger Agreement") with Bugatti Parent, Inc., a Delaware corporation (“Parent”), and Bugatti Merger Sub, Inc., an Ohio  corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).  Parent and Merger Sub are investment affiliates of GP Investments, Ltd. (“GP”) and Spice Private Equity Ltd. (“Spice”).  Pursuant to the Merger Agreement, upon the closing of the transactions contemplated by the Merger Agreement (i) Merger Sub shall be merged with and into the Company and the Company will survive as a wholly-owned subsidiary of Parent and (ii) each common share, no par value per share (the “Company Common Shares”) (other than treasury  stock and any Company Common Stock owned by the Company, Parent, Merger Sub, any of their wholly owned subsidiaries, or any person who properly demands statutory appraisal of their shares) of the Company will be converted into the right to receive an amount in cash equal to $4.05, without interest.

The consummation of the transactions contemplated by the Agreement and Plan of Merger will result in the repayment in full of the Company’s obligations under its senior secured credit facility prior to maturity as the transactions are anticipated to be consummated on or before September 7, 2018.

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

10.1
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

10.2
Form of Plan of Reorganization by and between Bravo Brio Restaurant Group, Inc. and Bravo Development Holdings LLC. (incorporated by reference from Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-167951) filed with the Securities and Exchange Commission on September 3, 2010).

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

10.11
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
10.15
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

10.16
Waiver and Second Amendment to the Credit Agreement, dated as of August 1, 2017, by and among Bravo Brio Restaurant Group, Inc., as borrower, the domestic subsidiaries of the borrower, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, KeyBank National Association as documentation agent, and Wells Fargo Securities, LLC, Keybanc Capital Markets, Inc. and Merril Lynch, Pierce, Fenner & Smith, Inc., as co-lead arrangers and joint book managers (incorporated by reference from Exhibit 10.1 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2017).

10.17
Third Amendment to the Credit Agreement, dated as of February 9, 2018, by and among Bravo Brio Restaurant Group, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent to the lenders (incorporated by reference from Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on February 12, 2018).

10.18
Fourth Amendment to the Credit Agreement, dated as of March 14, 2018, by and among Bravo Brio Restaurant Group, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent to the lenders.

10.19+
Amendment to the Employment Agreement, dated as of August 2, 2017, by and between Bravo Brio Restaurant Group, Inc. and Brian T. O'Malley (incorporated by reference from Exhibit 10.2 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2017).

10.20+
Employment Agreement, dated as of August 3, 2017, by and between Bravo Brio Restaurant Group, Inc. and Khanh P Collins (incorporated by reference from Exhibit 10.4 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2017).

10.21+
Employment Agreement, dated as of October 2, 2017, by and between Bravo Brio Restaurant Group, Inc. and Diane D. Reed (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2017).

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
Date: March 14, 2018

Bravo Brio Restaurant Group, Inc.

By:	/s/ Brian T. O'Malley
Brian T. O'Malley President, Chief Executive Officer and Director (Principal Executive Officer)
POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Brian T. O'Malley and Diane D. Reed, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Brian T. O'Malley Brian T. O'Malley	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2018

By:	/s/ Diane D. Reed Diane D. Reed	Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	March 14, 2018

By:	/s/ Thomas J. Baldwin Thomas J. Baldwin	Director	March 14, 2018

By:	/s/ Alton F. Doody III Alton F. Doody III	Director	March 14, 2018

By:	/s/ James S. Gulmi James S. Gulmi	Director	March 14, 2018

By:	/s/ David B. Pittaway David B. Pittaway	Director	March 14, 2018

By:	/s/ Harold O. Rosser, II Harold O. Rosser, II	Director	March 14, 2018

By:	/s/ Fortunato N. Valenti Fortunato N. Valenti	Director	March 14, 2018