Form 10-Q
period 2018-04-01
Bravo Brio Restaurant Group, Inc.
filed 2018-05-04
CIK 1495479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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
☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒
As of May 3, 2018, the latest practicable date, 15,295,015 of the registrant’s common shares, no par value per share, were outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 1, 2018 AND DECEMBER 31, 2017
(Dollars in thousands)

	April 1, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,737	$393
Accounts receivable	6,527	10,397
Tenant improvement allowance receivable	116	116
Inventories	2,909	3,077
Prepaid expenses and other current assets	4,464	2,060
Total current assets	15,753	16,043
Property and equipment — net	113,022	121,251
Other assets — net	5,101	4,873
Total assets	$133,876	$142,167
Liabilities and shareholders' deficiency in assets
Current liabilities
Trade and construction payables	$9,630	$12,614
Accrued expenses	26,173	26,057
Current portion of long-term debt	42,000	38,500
Deferred lease incentives	7,460	7,174
Deferred gift card revenue	15,505	19,859
Total current liabilities	100,768	104,204
Deferred lease incentives	43,943	46,493
Other long-term liabilities	21,438	21,799
Shareholders’ deficiency in assets
Common shares, no par value per share— authorized 100,000,000 shares; 21,272,875 shares issued at April 1, 2018 and 21,183,764 shares issued at December 31, 2017	203,726	203,531
Preferred shares, no par value per share— authorized 5,000,000 shares; issued and outstanding, 0 shares at April 1, 2018 and December 31, 2017	—	—
Treasury shares, 5,977,860 shares at April 1, 2018 and December 31, 2017	(81,019)	(81,019)
Retained deficit	(154,980)	(152,841)
Total shareholders’ deficiency in assets	(32,273)	(30,329)
Total liabilities and shareholders’ deficiency in assets	$133,876	$142,167
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THIRTEEN WEEKS ENDED APRIL 1, 2018 AND MARCH 26, 2017 (UNAUDITED)
(in thousands except per share data)

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Revenues	$97,359	$106,719
Costs and expenses
Cost of sales	24,853	28,211
Labor	36,683	39,070
Operating	16,951	17,085
Occupancy	8,022	8,449
General and administrative expenses	6,367	7,671
Restaurant preopening costs	—	29
Impairment	3,915	—
Depreciation and amortization	4,922	5,114
Total costs and expenses	101,713	105,629
(Loss) income from operations	(4,354)	1,090
Interest expense, net	693	511
Loss (income) before income taxes	(5,047)	579
Income tax expense	25	29
Net (loss) income	$(5,072)	$550
Net (loss) income per basic share	$(0.33)	$0.04
Net (loss) income per diluted share	$(0.33)	$0.04
Weighted average shares outstanding-basic	15,236	15,113
Weighted average shares outstanding-diluted	15,236	15,138
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY IN ASSETS
FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2018 (UNAUDITED)
(Dollars in thousands)

	Common Shares		Retained	Treasury Stock		Shareholders’
	Shares	Amount	Deficit	Shares	Amount	Deficiency in Assets
Balance — December 31, 2017	21,183,764	$203,531	$(152,841)	(5,977,860)	$(81,019)	$(30,329)
Cumulative effect of accounting change			2,933			2,933
Net (loss) income	—	—	(5,072)	—	—	(5,072)
Share-based compensation costs	—	195	—	—	—	195
Proceeds from the exercise of stock options			—			—
Issuance of shares of restricted stock	89,111	—	—	—	—	—
Shares withheld for employee taxes			—	—	—	—
Balance — April 1, 2018	21,272,875	$203,726	$(154,980)	(5,977,860)	$(81,019)	$(32,273)
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2018 AND MARCH 26, 2017
(UNAUDITED)
(Dollars in thousands)

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Cash flows from operating activities:
Net (loss) income	$(5,072)	$550
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,096	5,154
Loss on disposals of property and equipment	173	133
Impairment of assets	3,915	—
Amortization of deferred lease incentives	(2,264)	(1,957)
Share-based compensation costs	195	270
Changes in assets and liabilities:
Accounts and tenant improvement allowance receivables	4,095	3,744
Inventories	168	343
Prepaid expenses and other current assets	303	842
Trade and construction payables	(2,893)	(1,619)
Deferred gift card revenue	(4,354)	(4,228)
Other accrued expenses	116	(275)
Other — net	(357)	(316)
Net cash (used in) provided by operating activities	(879)	2,641
Cash flows from investing activities:
Purchase of property and equipment	(864)	(1,891)
Net cash used in investing activities	(864)	(1,891)
Cash flows from financing activities:
Proceeds from long-term debt	105,500	185,700
Payments on long-term debt	(102,000)	(186,500)
Proceeds from the exercise of stock options	—	3
Shares withheld for employee taxes	—	(20)
Loan financing costs	(413)	—
Net cash provided by (used in) financing activities	3,087	(817)
Net increase (decrease) in cash and cash equivalents	1,344	(67)
Cash and cash equivalents — beginning of period	393	444
Cash and cash equivalents — end of period	$1,737	$377
Supplemental disclosures of cash flow information:
Interest paid	497	541
Income taxes (refund), net	(91)	(517)
Property financed by trade and construction payables	399	519
See condensed notes to unaudited consolidated financial statements.

BRAVO BRIO RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION
Description of Business — As of April 1, 2018, Bravo Brio Restaurant Group, Inc. (the “Company”) operated 111 restaurants under the trade names “Bravo! Cucina Italiana®,” “Brio Tuscan Grille™,” and “Bon Vie®.” Of the 111 restaurants the Company operates, there are 47 Bravo! Cucina Italiana® restaurants, 63 Brio Tuscan Grille™ restaurants and one Bon Vie® restaurant in operation in 32 states throughout the United States of America. The Company owns all of its restaurants with the exception of one Brio Tuscan Grille™ restaurant, which it operates under a management agreement and for which operation it receives a management fee. Additionally, one Brio Tuscan Grille™ restaurant is operated under a franchise agreement.
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
Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited consolidated financial statements and related condensed notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 14, 2018 (the “2017 Annual Report on Form 10-K”).
Going Concern — Outstanding debt under the Company's 2014 Credit Agreement is classified as a current liability as of April 1, 2018 on the Company's consolidated balance sheets as the outstanding debt matures on December 1, 2018. The Company's lack of sufficient cash flow to meet its obligation under the existing Credit Agreement at maturity creates substantial doubt about the Company's ability to continue as a going concern. As a result, the Company pursued strategic alternatives, including seeking a refinancing of its outstanding debt, and ultimately entered into an Agreement and Plan of Merger on March 7, 2018 as described below in "Merger Agreement among Bravo Brio Restaurant Group, Inc. and affiliates of Spice Private Equity Ltd." The consummation of the transactions contemplated by the Agreement and Plan of Merger will result in the repayment in full of the Company’s obligations under its senior secured credit facility prior to maturity as the transactions are anticipated to be consummated in the second quarter of fiscal 2018.
The financial statements have been prepared assuming that the Company will continue as a going concern for the next twelve months. Accordingly, the unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
Merger Agreement among Bravo Brio Restaurant Group, Inc. and affiliates of Spice Private Equity Ltd. — As previously announced, on March 7, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bugatti Parent, Inc., a Delaware corporation (“Parent”), and Bugatti Merger Sub, Inc., an Ohio  corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).  Parent and Merger Sub are investment affiliates of Spice Private Equity Ltd. (“Spice”).  Pursuant to the Merger Agreement, upon the closing of the transactions contemplated by the Merger Agreement (i) Merger Sub shall be merged with and into the Company and the Company will survive as a wholly-owned subsidiary of Parent and (ii) each common share, no par value per share (the “Company Common Shares”) (other than treasury  stock and any Company Common Stock owned by the Company, Parent, Merger Sub, any of their wholly owned subsidiaries, or any person who properly demands statutory appraisal of their shares) of the Company will be converted into the right to receive an amount in cash equal to $4.05 per share, without interest.

Significant Accounting Policies

There have been no significant changes to our significant accounting policies during the quarter ended April 1, 2018 as compared to those disclosed in our 2017 Form 10-K, other than the changes described below.

Revenue Recognition — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606 and has since issued various amendments which provide further clarification and implementation guidance on ASC 606. This ASU provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The pronouncement is effective for annual and interim reporting periods beginning after December 15, 2017. This ASU permits the use of either the retrospective or modified retrospective transition method. The Company adopted ASC 606 prospectively using the modified retrospective method on January 1, 2018. The transition to ASC 606 represents a change in accounting principle.
Revenue from restaurant operations is recognized upon payment by the customer at the time of sale. Revenues are reflected net of sales tax and certain discounts and allowances. The timing of revenue recognition for restaurant operations did not change upon adoption of ASC 606. The most significant impact of the Company's ASC 606 adoption relates to accounting for unredeemed gift cards (breakage) and marketing expenses related to the sale of its gift cards.
The Company has historically recognized breakage, based upon historical redemption patterns, when the Company determines the likelihood of redemption of the gift card by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction. In contrast, under ASC 606 the Company recognizes an estimate for potential breakage as gift cards are redeemed based on historical redemption patterns. Recognition of gift card breakage under ASC 606 will not materially change on an annual basis.
The Company has historically recognized marketing costs related to the placement of its gift cards at retailers upon the initial sale of the gift card. Additionally, the Company historically recorded a liability upon each sale of such gift cards at full value and recognized revenue upon redemption by the customer. In contrast, under ASC 606 the Company initially records a liability upon the sale of these gift cards and an asset for the related marketing costs, which are considered incremental costs of gift card placement. Gift card revenue is recognized upon redemption by the customer and marketing costs are recognized in proportion to the related gift card redemption. Marketing expense recognition under ASC 606 will not materially change on an annual basis but will be recognized proportionally as gift card redemptions occur. During the thirteen weeks ended April 1, 2018, the Company recorded $0.7 million of marketing costs related to gift card redemptions and had $2.1 million capitalized related to marketing costs, included in prepaid expenses and other current assets. As of April 1, 2018, the Company had a liability related to deferred gift card revenue of $15.5 million.
Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. The Company recognized an adjustment of approximately $2.9 million to the January 1, 2018 opening balance of retained earnings, reducing the retained deficit from $152.8 million to $149.9 million. The $2.9 million adjustment represents the cumulative effect of initially applying the new standard and is primarily comprised of $2.7 million related to the capitalization of previously expensed marketing costs.

The adoption of ASC 606 had an immaterial impact on revenue during the three months ended April 1, 2018 as compared to our historic accounting under ASC 605.The following table presents the Company's revenues disaggregated by revenue source (in thousands):

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017(1)
Restaurant Sales, net	$96,662	$106,657
Other Revenue(2)	697	62
Total	$97,359	$106,719

(1)As noted above, prior period amounts have not been adjusted under the modified retrospective transition method.
(2) Comprised of revenue from gift card breakage and management fees.

Recently Adopted Accounting Standards
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. This ASU provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. This ASU is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company adopted this guidance during the thirteen weeks ended April 1, 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements and was adopted prospectively.

Impact of New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. As of April 1, 2018, the Company has not adopted this ASU. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements. The ASU will be adopted using the modified retrospective transition method. In preparation for the adoption of the ASU, the Company is in the process of implementing controls and key system changes to enable the preparation of financial information under the new guidance.

2.     NET (LOSS) INCOME PER SHARE
Basic earnings per share (EPS) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares.
(in thousands, except per share data)

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Net (loss) income	$(5,072)	$550
Weighted average common shares outstanding	15,236	15,113
Effect of dilutive securities:
Stock options	—	24
Restricted stock	—	1
Weighted average common and potentially issuable common shares outstanding—diluted	15,236	15,138
Basic net (loss) income per common share	$(0.33)	$0.04
Diluted net (loss) income per common share	$(0.33)	$0.04

Common share equivalents of 28,762 were excluded from the diluted calculation for the quarter ended April 1, 2018 due to a net loss during the period. Common share equivalents of 258,125 and 460,972 were excluded from the diluted calculation due to their anti-dilutive effect for the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively.

3.	DEBT
Debt at April 1, 2018 and December 31, 2017 consisted of the following (in thousands):

	April 1, 2018	December 31, 2017
Term loan	$30,000	$30,000
Revolving credit facility	12,000	8,500
Total	42,000	38,500
Less current maturities	42,000	38,500
Long-term debt	$—	$—
On November 5, 2014, the Company entered into a credit agreement (the "2014 Credit Agreement") with a syndicate of financial institutions with respect to its senior secured credit facility. On October 31, 2016, the Company entered into a First Amendment to the 2014 Credit Agreement. The First Amendment redefined the Company's senior secured credit facility and provided for (i) a $35.0 million term loan facility, maturing in 2019, and (ii) a revolving credit facility under which the Company may borrow up to $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans), maturing in 2019. On August 1, 2017, the Company entered into a Second Amendment to the 2014 Credit Agreement. The Second Amendment provided for (a) the amendment of the maturity date of the senior secured credit facility from November 5, 2019 to December 1, 2018, (b) a reduction of the amount the Company may borrow pursuant to its revolving credit facility from $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans) to (i) $20.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on August 1, 2017, (ii) $15.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on January 1, 2018, (iii) $15.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on March 31, 2018 and (iv) $10.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on July 2, 2018; and (c) an increase to the fixed quarterly principal payments from $1.0 million per quarter to $2.5 million per quarter beginning on March 30, 2018. Pursuant to the Second Amendment, the Company became required to meet certain financial covenants including a minimum consolidated fixed charge coverage ratio, a maximum consolidated lease-adjusted leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization. In addition to these financial tests, the Second Amendment placed limitations on new restaurant leases until the lease-adjusted leverage ratio meets certain thresholds.
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
The 2014 Credit Agreement, as amended, provides for bank guarantees under standby letter of credit arrangements in the normal course of business operations. The standby letters of credit are cancellable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letters of credit in accordance with its credit. As of April 1, 2018, the maximum exposure under these standby letters of credit was $2.9 million.

On February 9, 2018, the Company entered into a Third Amendment to the senior secured credit facility. The Third Amendment provided for (a) the definition of “Consolidated EBITDA” to exclude certain litigation settlement payments in an amount not to exceed $1.4 million in the aggregate in the fiscal year ended on or about December 31, 2018 and legal fees and expenses not constituting Transaction Costs (as defined in the Third Amendment) in an amount not to exceed $3.5 million in the aggregate in the fiscal year ended on or about December 31, 2017, (b) prepayments of principal and interest, in increments of $0.5 million, on amounts outstanding under the credit facility: first to outstanding swingline loans, next to outstanding revolving loans, next to letter of credit obligations, and finally to the term loan, if the Company has excess cash or cash equivalents in an amount greater than $3.0 million on an aggregate book basis for three consecutive business days, (c) the Company to reconfirm certain of its reporting obligations to the lenders, (d) an adjustment to the Minimum Consolidated EBITDA (as defined in the Third Amendment) for the period January 1, 2018 through July 1, 2018 to $16.0 million, and for the period July 2, 2018 and thereafter to $19.0 million, and (e) deletion of the requirement that the Company maintain at least $2.0 million in minimum Liquidity (as defined in the Third Amendment) as of the end of each week.
On March 14, 2018, the Company entered into a Fourth Amendment to the senior secured credit facility. The Fourth Amendment provided for (a) revision of the maximum consolidated lease-adjusted leverage ratio (as defined in the Credit Agreement) to a maximum of 6.25 (b) deletion of the requirement that the Company make principal payments in the first and second quarters of fiscal 2018 and movement of the third quarter of fiscal 2018 principal payment to October 1, 2018 and (c) an adjustment to the Minimum Consolidated EBITDA (as defined in the Fourth Amendment) for the period January 1, 2018 and thereafter to $15.0 million.

Outstanding debt under the Credit Agreement is classified as a current liability as of April 1, 2018 on the Company's consolidated balance sheets as the outstanding debt matures on December 1, 2018. In light of the maturity date, the Company pursued strategic alternatives, including seeking a refinancing of its outstanding debt, and ultimately entered into an Agreement and Plan of Merger on March 7, 2018, as described in Note 1 to our unaudited financial statements. The consummation of the transactions contemplated by the Agreement and Plan of Merger will result in the repayment in full of the Company’s obligations under its senior secured credit facility prior to maturity as the transactions are anticipated to be consummated in the second quarter of fiscal 2018.

4.	STOCK BASED COMPENSATION
In June 2006, the Company adopted the Bravo Development, Inc. Option Plan (the “2006 Plan”) in order to provide an incentive to employees. In conjunction with the Company’s initial public offering, all of the then outstanding options under the 2006 Plan became exercisable and the 2006 Plan was terminated. No further compensation costs will be recorded under the 2006 Plan. The 2006 Plan was replaced with the Bravo Brio Restaurant Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”), which was adopted in October 2010. There was no activity under the plan during the thirteen weeks ended April 1, 2018. The total number of exercisable shares outstanding was 15,545 as of April 1, 2018 and December 31, 2017.
At April 1, 2018, the remaining contractual term of options outstanding was approximately 1.4 years and all of the options were exercisable. Aggregate intrinsic value is calculated as the difference between the Company’s closing price at the end of the fiscal quarter and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders had they all exercised such options on the fiscal quarter end date. The aggregate intrinsic value for outstanding and exercisable options at April 1, 2018 was $40 thousand.

Stock Incentive Plan
Restricted stock activity for the thirteen weeks ended April 1, 2018 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2017	415,361	$5.90
Granted	—	$—
Vested	(89,111)	$7.68
Forfeited	(6,375)	$7.74
Outstanding at April 1, 2018	319,875	$5.37
Fair value of the outstanding shares of restricted stock is based on the average of the high and low price of the Company’s shares on the date immediately preceding the date of grant.  Stock compensation costs related to shares of restricted stock were approximately $0.2 million and $0.3 million for the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively. As of April 1, 2018, total unrecognized stock-based compensation expense related to non-vested shares of restricted stock was approximately $1.4 million taking into account potential forfeitures, which is expected to be recognized over a weighted average period of approximately 2.7 years. These shares of restricted stock will vest, subject to certain exceptions, annually over a four-year period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 4,732 of restricted stock towards the minimum statutory tax withholdings, which the Company recorded as a reduction in common shares in the amount of approximately $20.0 thousand for the thirteen weeks ended March 26, 2017. No such transactions were recorded during the thirteen weeks ended April 1, 2018.

5.	INCOME TAXES
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Due to the impairment charges recorded during 2017, 2016 and 2015, the Company is in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes ("ASU 740"), cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Based on the required weight of that evidence under ASC 740, the Company has determined that a valuation allowance was needed for all of its net deferred income tax assets. The Company recorded valuation allowances of $60.6 million and $60.3 million as of April 1, 2018 and December 31, 2017, respectively. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets will be recognized as a reduction of future income tax expense.

6.     IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets, such as property, equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. The Company regularly reviews any restaurants generating negative or low cash flow for the previous four quarters to determine if impairment testing is warranted.  As part of the review, the Company also takes into account that its business is sensitive to seasonal fluctuations, such as the holiday season at the end of the fourth quarter, as it significantly impacts short and long term projections for each location. Other factors considered that may impact expectations of future performance include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, and overall restaurant operating performance. Based on this analysis, the Company determines whether an indicator of impairment exists.

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

As a result of the above mentioned review process, the Company incurred a non-cash impairment charge of $3.9 million during the thirteen weeks ended April 1, 2018 related to two restaurants. The Company did not recognize an impairment charge during the thirteen weeks ended March 26, 2017.

The Company's impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. The estimates used in the impairment analysis represent a Level 3 fair value measurement. The Company continues to assess the performance of restaurants and monitors the need for future impairment. Changes in the economic environment, real estate markets, capital spending, and overall operating performance could impact these estimates and result in future impairment charges. There can be no assurance that future impairment tests will not result in additional charges to earnings.

7.    SUBSEQUENT EVENTS

On April 18, 2018, the Company filed a Definitive 14A Proxy Statement with the SEC. The proxy statement includes a proposal for the Company’s shareholders to consider and vote upon a proposal to approve and adopt the Merger Agreement, dated as of March 7, 2018. The consummation of the transactions contemplated by the Merger Agreement are subject to customary closing conditions, including, among others, (1) the approval of the merger by holders of a majority of the outstanding Company Common Shares, (2) the absence of any law prohibiting, or any order, injunction or certain other legal impediments restraining, enjoining or otherwise prohibiting, the consummation of the merger, (3) subject to certain materiality and other qualifications, the accuracy of representations and warranties made by the Company, on the one hand, and Parent and Merger Sub, on the other hand, (4) the performance in all material respects by each of the Company and Parent and Merger Sub, respectively, of its obligations under the Merger Agreement, and (5) in the case of Parent’s obligations to complete the merger, the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement. The transactions contemplated by the Merger Agreement are expected to be completed by the end of the second quarter of fiscal 2018. The Company cannot predict with certainty when, or if, such transactions will be completed because the completion of such transactions are subject to conditions beyond the control of the Company.
On April 23, 2018, Mr. Jon Dagenbach filed a purported shareholder class action against the Company and the individual members of the Company’s Board of Directors (collectively, the “Company Board”) in the United States District Court for the Southern District of Ohio.  The case is captioned Jon Dagenbach v. Bravo Brio Restaurant Group, Inc. et al., No. 2:18-cv-00375-ALM.  Mr. Dagenbach’s lawsuit alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in connection with the proposed merger contemplated by the Merger Agreement. Mr. Dagenbach alleges that the Company’s proxy statement filed with the Securities and Exchange Commission on April 18, 2018 contains certain material omissions and misstatements and is seeking to enjoin or rescind the transactions contemplated by the Merger Agreement and requests attorneys’ fees and damages in an unspecified amount.  On April 24, 2018, Mr. Dagenbach filed a motion for a preliminary injunction to prevent the consummation of the transactions contemplated by the Merger Agreement and on April 25, 2018, Mr. Dagenbach filed a motion to expedite proceedings relating to its motion for a preliminary injunction. The defendants believe these claims are without merit and intend to vigorously defend against these claims.
In August 2016, a former restaurant hourly employee filed a putative class and collective action lawsuit in the United States District Court for the Western District of New York, Robert Andreescu v. Bravo Brio Restaurant Group, Inc., alleging that the Company violated New York wage and hour law and the Fair Labor Standards Act, as interpreted by the Department of Labor, by not paying regular minimum wage for time spent performing non-tipped duties. In December 2017, the Company and the plaintiffs in this litigation agreed in principle to settle the litigation for $1.6 million. Based upon the conditions of this settlement, the Company recorded a total expense of $1.0 million in settlement and legal costs during fiscal 2017. The settlement received final approval from the Court on April 23, 2018. No additional expenses related to the case were recorded in the first quarter and no further expenses are anticipated for the remainder of fiscal 2018.

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
This discussion contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under the heading “Risk Factors” in our 2017 Annual Report on Form 10-K.
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our 2017 Annual Report on Form 10-K and the unaudited consolidated financial statements and the related condensed notes thereto included herein.
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
Our business is sensitive to seasonal fluctuations as, historically, the percentage of operating income earned during the first and fourth quarters has been higher than the other quarters due in part to higher restaurant sales during the winter months in our restaurants located in the southern region of the United States and the year-end holiday season. Our business is also highly sensitive to changes in guest traffic and the operating environment continues to be difficult with negative comparable store sales, driven by negative guest traffic in the first quarters of 2018 and 2017. Increases and decreases in guest traffic can have a significant impact on our financial results. In recent years, we have faced and we continue to face uncertain economic conditions, which have resulted in changes to our guests’ discretionary spending. To adjust for this decrease in guest traffic, we have focused on controlling product margins and costs while maintaining our high standards for food quality and service and enhancing our guests’ dining experience. We have worked with our distributors and suppliers to control commodity costs, become more efficient with the use of our employee base and found new ways to improve efficiencies across our company. We have increased our electronic advertising, social media communication and public relations activities in order to bring new guests to our restaurants and keep loyal guests coming back to grow our revenues. We have focused resources on highlighting our menu items and promoting our non-entrée selections such as appetizers, desserts and beverages as part of our efforts to drive higher sales volumes at our restaurants.

Recent guest traffic trends and their effect on sales may result in individual restaurants being cash flow negative. For these restaurants, the Company reviews the associated long-lived assets, such as property, equipment and intangibles subject to amortization, for impairment. We are currently monitoring the performance of certain restaurants with negative cash flows. Based on our current projections, no impairment, beyond that already recorded has been identified. However, depending upon the performance trends of these restaurants, an impairment charge may be necessary. See the Company’s significant accounting policies presented in Note 1 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2017, which are contained in our 2017 Annual Report on Form 10-K, for further information regarding the Company's accounting policy for impairment of long-lived assets and intangible assets.
Results of Operations
Thirteen Weeks Ended April 1, 2018 Compared to the Thirteen Weeks Ended March 26, 2017
The following table sets forth, for the periods indicated, our consolidated statements of operations both on an actual basis and expressed as a percentage of revenues.

	Thirteen Weeks Ended
	April 1, 2018	% of Revenues	March 26, 2017	% of Revenues	Change	% Change
	(dollars in thousands)
Revenues	$97,359	100.0%	$106,719	100%	$(9,360)	(8.8)%
Costs and expenses
Cost of sales	24,853	25.5%	28,211	26.4%	(3,358)	(11.9)%
Labor	36,683	37.7%	39,070	36.6%	(2,387)	(6.1)%
Operating	16,951	17.4%	17,085	16.0%	(134)	(0.8)%
Occupancy	8,022	8.2%	8,449	7.9%	(427)	(5.1)%
General and administrative expenses	6,367	6.5%	7,671	7.2%	(1,304)	(17.0)%
Restaurant preopening costs	—	—%	29	—%	(29)	-
Impairment	3,915	4.0%	—	—%	3,915	-
Depreciation and amortization	4,922	5.1%	5,114	4.8%	(192)	(3.8)%
Total costs and expenses	101,713	104.5%	105,629	99.0%	(3,916)	(3.7)%
(Loss) income from operations	(4,354)	(4.5)%	1,090	1.0%	(5,444)	-
Interest expense, net	693	0.7%	511	0.5%	182	35.6%
Loss (income) before income taxes	(5,047)	(5.2)%	579	0.5%	(5,626)	-
Income tax expense	25	—%	29	—%	(4)	(13.8)%
Net (loss) income	$(5,072)	(5.2)%	$550	0.5%	$(5,622)	-

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not shown.
Revenues. Revenues decreased $9.3 million, or 8.8%, to $97.4 million for the thirteen weeks ended April 1, 2018, as compared to $106.7 million for the thirteen weeks ended March 26, 2017. The decrease of $9.3 million was primarily due to a decrease of 6.7%, or $6.7 million, in comparable restaurant sales, which was the result of a 7.5% decrease in guest counts, offset by an 0.8% increase in average check, for the thirteen weeks ended April 1, 2018 as compared to the thirteen weeks ended March 26, 2017. The decrease in comparable sales was due primarily to weather related restaurant closings and the result of New Year's Eve ("NYE") falling in the fifty-third week of fiscal 2017 versus in the first quarter of 2018 as compared to the prior year first quarter. Adjusting for the NYE shift, comparable restaurant sales for the thirteen weeks ended April 1, 2018 declined 4.0% compared to the thirteen weeks ended March 26, 2017. In addition, there were five restaurant closures after the first quarter of fiscal 2017 and two restaurant closures in the first weeks of fiscal 2018 resulting in a revenue loss of $3.8 million. We consider a restaurant to be part of the comparable restaurant base in the first full quarter following the eighteenth month of operations.

For our BRAVO! brand, restaurant revenues decreased $3.9 million, or 10.3%, to $34.3 million for the thirteen weeks ended April 1, 2018 as compared to $38.2 million for the thirteen weeks ended March 26, 2017. Comparable restaurant sales for the BRAVO! brand restaurants decreased 5.2%, or $1.9 million, to $34.1 million for the thirteen weeks ended April 1, 2018 as compared to $36.0 million for the thirteen weeks ended March 26, 2017 due to a decrease in guest counts. Revenues for BRAVO! brand restaurants not included in the comparable restaurant base decreased $2.0 million to $0.2 million for the thirteen weeks ended April 1, 2018 as compared to $2.2 million for the thirteen weeks ended March 26, 2017. The decrease of $2.0 million was primarily due to one fiscal 2017 store closure and two fiscal 2018 store closures. At April 1, 2018, all 47 BRAVO! restaurants were included in the comparable restaurant base.
For our BRIO brand, restaurant revenues decreased $6.1 million, or 8.9%, to $62.4 million for the thirteen weeks ended April 1, 2018 as compared to $68.5 million for the thirteen weeks ended March 26, 2017. Comparable restaurant sales for the BRIO brand restaurants decreased 7.5%, or $4.9 million, to $60.1 million for the thirteen weeks ended April 1, 2018 as compared to $65.0 million for the thirteen weeks ended March 26, 2017 due to a decrease in guest counts, partially offset by an increase in average check. Revenues for BRIO brand restaurants not included in the comparable restaurant base decreased $1.3 million to $2.2 million for the thirteen weeks ended April 1, 2018 as compared to $3.5 million for the thirteen weeks ended March 26, 2017. The decrease of $1.3 million was primarily due to the closing of four BRIO restaurant locations in fiscal 2017 that contributed to non comparable revenue in the first quarter of 2017 offset by the opening of one BRIO restaurant location in third quarter of fiscal 2017. At April 1, 2018, there were 60 BRIO restaurants included in the comparable restaurant base and three BRIO restaurants not included in the comparable restaurant base.

Cost of Sales. Cost of sales decreased $3.3 million, or 11.9%, to $24.9 million for the thirteen weeks ended April 1, 2018 as compared to $28.2 million for the thirteen weeks ended March 26, 2017. This decrease corresponds with an 8.8% decrease in revenue. As a percentage of revenues, cost of sales decreased to 25.5% for the thirteen weeks ended April 1, 2018 as compared to 26.4% for the thirteen weeks ended March 26, 2017. As a percentage of revenues, food costs decreased 0.9% to 21.0% for the thirteen weeks ended April 1, 2018 as compared to 21.9% for the thirteen weeks ended March 26, 2017 as a result of continued efficiencies gained after menu changes implemented in the first half fiscal 2017. Beverage costs remained flat at 4.5% for the thirteen weeks ended April 1, 2018 and March 26, 2017.
Labor Costs. Labor costs decreased $2.4 million, or 6.1%, to $36.7 million for the thirteen weeks ended April 1, 2018 as compared to $39.1 million for the thirteen weeks ended March 26, 2017. As a percentage of revenues, labor costs increased to 37.7% for the thirteen weeks ended April 1, 2018, from 36.6% for the thirteen weeks ended March 26, 2017, primarily due to the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
Operating Costs. Operating costs decreased $0.1 million, or 0.8%, to $17.0 million for the thirteen weeks ended April 1, 2018 as compared to $17.1 million for the thirteen weeks ended March 26, 2017. This decrease was primarily due to a decrease in supplies expense during the thirteen weeks ended April 1, 2018. As a percentage of revenues, operating costs increased to 17.4% for the thirteen weeks ended April 1, 2018, from 16.0% for the thirteen weeks ended March 26, 2017, primarily due to an increase in third-party delivery fees and utilities.
Occupancy Costs. Occupancy costs decreased $0.4 million, or 5.1%, to $8.0 million for the thirteen weeks ended April 1, 2018 as compared to $8.4 million for the thirteen weeks ended March 26, 2017. This decrease was primarily due to a decrease in rent expense during the thirteen weeks ended April 1, 2018 as a result of five restaurant closures in 2017 and two restaurant closures in the first quarter of 2018. As a percentage of revenues, occupancy costs increased to 8.2% for the thirteen weeks ended April 1, 2018, from 7.9% for the thirteen weeks ended March 26, 2017, primarily due to the deleveraging resulting from the decrease in comparable restaurant sales during the quarter.
General and Administrative. General and administrative expenses decreased by $1.3 million, or 17.0%, to $6.4 million for the thirteen weeks ended April 1, 2018, as compared to $7.7 million for the thirteen weeks ended March 26, 2017 due to $1.6 million in legal expenses for the thirteen weeks ended March 26, 2017. As a percentage of revenues, general and administrative expenses decreased to 6.5% for the thirteen weeks ended April 1, 2018 as compared to 7.2% for the thirteen weeks ended March 26, 2017.
Restaurant Pre-opening Costs. There were no pre-opening costs during the thirteen weeks ended April 1, 2018 as compared to $29 thousand in pre-opening costs for the thirteen weeks ended March 26, 2017. Year over year changes in pre-opening costs are driven by the timing and number of restaurant openings in a given period. There were no restaurant openings during the thirteen weeks ended April 1, 2018 and March 26, 2017.

Impairment.  We review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of assets, changes in our overall business strategy and significant negative industry or economic trends. Based upon our analysis, we incurred a non-cash impairment charge of $3.9 million during the thirteen weeks ended April 1, 2018  related to two restaurants. We did not incur a non-cash impairment charge during the thirteen weeks ended March 26, 2017.

Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.2 million to $4.9 million for the thirteen weeks ended April 1, 2018, as compared to $5.1 million for the thirteen weeks ended March 26, 2017. This decrease was primarily due to asset impairment charges incurred in 2017. As a percentage of revenues, depreciation and amortization expenses increased to 5.1% for the thirteen weeks ended April 1, 2018 as compared to 4.8% for the thirteen weeks ended March 26, 2017. The increase, as a percentage of revenues, was due to asset impairment charges incurred in 2017 offset by the deleveraging resulting from the decrease in comparable restaurant sales during the current quarter.
Net Interest Expense. Net interest expense increased by $0.2 million to $0.7 million for the thirteen weeks ended April 1, 2018, as compared to $0.5 million for the thirteen weeks ended March 26, 2017. This increase was primarily due to increased loan fee amortization for the thirteen weeks ended April 1, 2018 as compared to the thirteen weeks ended March 26, 2017 due to the fees associated with the two amendments of our senior secured credit facility.
Income Taxes. Income tax expense decreased $4 thousand to $25 thousand for the thirteen weeks ended April 1, 2018 as compared to $29 thousand for the thirteen weeks ended March 26, 2017 due to lower net (loss) income before taxes.
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

The following is a reconciliation from net income and net income per share to the corresponding adjusted measures (dollars in thousands, except per share data):

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017

Net (loss) income	$(5,072)	$550
Impact from:
Litigation settlements and expenses, net (1)		1,560
Asset impairment charges (2)	3,915	—
Income tax expense (3)		(78)
Adjusted net (loss) income	$(1,157)	$2,032

	Basic		Diluted
	April 1, 2018	March 26, 2017	April 1, 2018	March 26, 2017
Net (loss) income per share	$(0.33)	$0.04	$(0.33)	$0.04
Impact from:
Litigation settlements and expenses, net (1)	—	0.10	—	0.10
Asset impairment charges (2)	0.26	—	0.26	—
Income tax expense (3)	—	(0.01)	—	(0.01)
Adjusted net income per share	$(0.07)	$0.13	$(0.07)	$0.13
Weighted average shares outstanding	15,236	15,113	15,236	15,138
_________________________

1)
See Note 6 to our unaudited consolidated financial statements in Part 1, Item 1 of the prior year report on form 10-Q for information regarding litigation settlements and expenses recorded during the thirteen weeks ended March 26, 2017. There were no such expenses related to litigation settlements recorded during the thirteen weeks ended April 1, 2018.

2)
Reflects non-cash asset impairment charges for the thirteen weeks ended April 1, 2018 for two restaurants. This charge has not been tax affected as the Company is in a full valuation allowance as summarized in Note 5.

3)	Reflects the adjustments for income taxes related to the accrued liability for litigation recorded during the thirteen weeks ended March 26, 2017.

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
As of April 1, 2018, we had approximately $1.7 million in cash and cash equivalents and approximately $0.1 million of availability under our revolving credit facility (after giving effect to $2.9 million of outstanding letters of credit and $12.0 million in outstanding debt under our revolving credit facility as of April 1, 2018). Our need for capital resources is driven by our restaurant expansion and reimaging plans, on-going maintenance of our restaurants and investment in our corporate and information technology infrastructures. Based on our current real estate development plans, our combined expected cash flows from operations, our available borrowings under the revolving credit facility and expected landlord lease incentives were not projected to be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months. In light of the maturity date of the 2014 Credit Agreement at December 1, 2018, the Company pursued strategic alternatives, including seeking a refinancing of its outstanding debt, and ultimately entered into an Agreement and Plan of Merger on March 7, 2018, as described in Note 1 to our unaudited financial statements. The transactions contemplated by the Agreement and Plan of Merger will result in the repayment in full of the Company’s outstanding debt.  The Company is projecting that it will be able to continue to comply with the contractual covenants contained in the senior secured credit facility, as further amended by the Fourth Amendment, until the transactions contemplated by the Agreement and Plan of Merger are consummated.
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
Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in our 2017 Annual Report on Form 10-K under the heading “Risk Factors.”

The following table presents a summary of our cash flows for the thirteen weeks ended April 1, 2018 and March 26, 2017 (dollars in thousands):

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Net cash (used in) provided by operating activities	$(879)	$2,641
Net cash used in investing activities	(864)	(1,891)
Net cash provided by (used in) financing activities	3,087	(817)
Net increase (decrease) in cash and cash equivalents	1,344	(67)
Cash and cash equivalents at beginning of period	393	444
Cash and cash equivalents at end of period	$1,737	$377
Operating Activities. Net cash used in operating activities was $0.9 million for the thirteen weeks ended April 1, 2018, compared to $2.6 million for the thirteen weeks ended March 26, 2017. Cash receipts from operations for the first thirteen weeks of 2018 and 2017 were, including the net redemption of gift cards, $93.0 million and $102.6 million, respectively. Cash expenditures for operations during the first thirteen weeks of 2018 and 2017 were $93.7 million and $100.1 million, respectively.
Investing Activities. Net cash used in investing activities was $0.9 million for the thirteen weeks ended April 1, 2018, compared to $1.9 million for the thirteen weeks ended March 26, 2017. We invest cash on reimaging activities as well as on normal capital expenditure replacements. During the first thirteen weeks of 2017 we did not open a restaurant but had one restaurant under construction. During the first thirteen weeks of 2018 we did not open a restaurant nor did we have any restaurants under construction.
Financing Activities. Net cash provided by financing activities was $3.1 million for the thirteen weeks ended April 1, 2018, compared to net cash used in financing activities of $0.8 million for the thirteen weeks ended March 26, 2017. For the thirteen weeks ended April 1, 2018, the Company had net borrowings of $3.5 million. For the thirteen weeks ended March 26, 2017, the Company had net repayments of $0.8 million.
As of April 1, 2018, we had no financing transactions, arrangements or other relationships with any related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
We anticipate that each new restaurant on average will require a total cash investment of $1.5 million to $2.5 million (net of estimated lease incentives). We expect to spend approximately $0.4 million to $0.5 million per restaurant for cash pre-opening costs. The projected cash investment per restaurant is based on historical averages. No pre-opening costs were recorded during the first quarter of 2018 and we do not anticipate recording material pre-opening costs during the remainder of fiscal 2018.
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2018 to be in the range of approximately $6.1 million to $8.1 million, for a total of $7.0 million to $9.0 million for the year 2018. This is primarily related to normal maintenance related capital expenditures relating to our existing restaurants.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $85.0 million at April 1, 2018, compared to a net working capital deficit of $88.2 million at December 31, 2017.

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
On August 1, 2017, we entered into a Second Amendment to the 2014 Credit Agreement. The Second Amendment provided for the amendment of the maturity date of the senior secured credit facility from November 5, 2019 to December 1, 2018 and a reduction of the amount we may borrow pursuant to our revolving credit facility from $30.0 million (including a sublimit cap of up to $10.0 million for letters of credit and up to $10.0 million for swing-line loans) to (i) $20.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on August 1, 2017, (ii) $15.0 million (including a sublimit cap of up to $4.0 million for letters of credit and up to $10.0 million for swing-line loans) on January 1, 2018, (iii) $15.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on March 31, 2018 and (iv) $10.0 million (including a sublimit cap of up to $3.0 million for letters of credit and up to $10.0 million for swing-line loans) on July 2, 2018; and an increase to the fixed quarterly principal payments from $1.0 million per quarter to $2.5 million per quarter beginning on March 30, 2018. The Second Amendment also modifies the financial tests that the Company is required to meet by lowering the minimum consolidated fixed charge coverage ratio, raising the maximum consolidated lease-adjusted leverage ratio, and lowering the minimum earnings before interest, taxes, depreciation and amortization (as defined in the Amendment). In addition to these financial tests, the Second Amendment places limitations on new restaurant leases until the lease-adjusted leverage ratio meets certain thresholds. Our senior credit facility is (i) jointly and severally guaranteed by each of our existing or subsequently acquired or formed subsidiaries, (ii) secured by a first priority lien on substantially all of our subsidiaries’ tangible and intangible personal property and (iii) secured by a pledge of all of the capital stock of our subsidiaries.
On February 9, 2018, we entered into a Third Amendment to the 2014 Credit Agreement. The Third Amendment provided for (a) the definition of “Consolidated EBITDA” to exclude certain litigation settlement payments in an amount not to exceed $1.4 million in the aggregate in the fiscal year ended on or about December 31, 2018 and legal fees and expenses not constituting Transaction Costs (as defined in the Third Amendment) in an amount not to exceed $3.5 million in the aggregate in the fiscal year ended on or about December 31, 2017, (b) prepayments of principal and interest, in increments of $0.5 million, on amounts outstanding under the credit facility: first to outstanding swingline loans, next to outstanding revolving loans, next to letter of credit obligations, and finally to the term loan, if we have excess cash or cash equivalents in an amount greater than $3.0 million on an aggregate book basis for three consecutive business days, (c) we are required to reconfirm certain of our reporting obligations to the lenders, (d) an adjustment to the Minimum Consolidated EBITDA (as defined in the Third Amendment) for the period January 1, 2018 through July 1, 2018 to $16.0 million, and for the period July 2, 2018 and thereafter to $19.0 million, and (e) deletion of the requirement that we maintain at least $2.0 million in minimum Liquidity (as defined in the Third Amendment) as of the end of each week.
On March 14, 2018, the Company entered into a Fourth Amendment to the senior secured credit facility. The Fourth Amendment provided for (a) revision of the maximum consolidated lease-adjusted leverage ratio (as defined in the Credit Agreement) to a maximum of 6.25 (b) deletion of the requirement that the Company make principal payments in the first and second quarters of fiscal 2018 and movement of the third quarter of fiscal 2018 principal payment to October 1, 2018 and (c) an adjustment to the Minimum Consolidated EBITDA (as defined in the Fourth Amendment) for the period January 1, 2018 and thereafter to $15.0 million.

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
As of April 1, 2018, we had an outstanding principal balance of approximately $30.0 million on our term loan facility and $12.0 million on our revolving credit facility. At April 1, 2018, the Company was in compliance with its applicable financial covenants.
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
In response to these projections, and in light of the maturity date of the the Company’s indebtedness under its senior secured credit facility at December 1, 2018, the Company pursued strategic alternatives, including seeking a refinancing of its outstanding debt, and ultimately entered into an Agreement and Plan of Merger on March 7, 2018, as described in Note 1 to our unaudited financial statements. The consummation of the transactions contemplated by the Agreement and Plan of Merger will result in the repayment in full of the Company’s obligations under its senior secured credit facility prior to maturity as the transactions are anticipated to be consummated in the second quarter of fiscal 2018. The Company is projecting that it will be able to continue to comply with the contractual covenants contained in the senior secured credit facility, as further amended by the Fourth Amendment, until the transactions contemplated by the Agreement and Plan of Merger are consummated.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 1, 2018, we were not involved in any VIE transactions and did not otherwise have any off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies from what was previously reported in our 2017 Annual Report on Form 10-K except for adoption of ASC 606 during the first quarter of fiscal 2018 as described in Note 1 to our unaudited financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long term debt. Our principal interest rate exposure relates to the loans outstanding under our senior credit facilities, which is payable at variable rates.
At April 1, 2018, we had $42.0 million outstanding under our senior credit facilities. Each one-eighth point change in interest rates on the variable rate portion of debt under our senior credit facilities would result in an approximately $53,000 annual change in our interest expense.

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
See Note 7 to our unaudited consolidated financial statements in Part 1, Item 1 of this report.

Item 1A.	Risk Factors
There have been no material changes from our risk factors as previously reported in our 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed or furnished with this Quarterly Report:

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and among Bugatti Parent, Inc., Bugatti Merger Sub, Inc. and Bravo Brio Restaurant Group, Inc. Dated as of March 7, 2017 (incorporated by reference from Exhibit 2.1 on Form 8-K filed with the Securities and Exchange Commission on March 8, 2018).

10.1
Third Amendment to the Credit Agreement, dated as of February 9, 2018, by and among Bravo Brio Restaurant Group, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent to the lenders (incorporated by reference from Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on February 12, 2018).

10.2
Fourth Amendment to the Credit Agreement, dated as of March 14, 2018, by and among Bravo Brio Restaurant Group, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent to the lenders (incorporated by reference from Exhibit 10.18 on Form 10-K filed with the Securities and Exchange Commission on March 15, 2018).

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
Date: May 4, 2018

Bravo Brio Restaurant Group, Inc.

By:	/s/ Brian T. O'Malley
Brian T. O'Malley
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Diane D. Reed
Diane D. Reed
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)